Form 10QSB
period 2001-09-30
WELLSTONE FILTERS INC /DE/
filed 2001-11-19
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-28161
         CIK Number 0001092802

                             WELLSTONE FILTERS, INC.
(Exact Name of small business issuer as specified in its charter)


            Delaware                                                33-0619264
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                           fication
No.)

                                  712 Kitchawan Road, Ossining, New York 10562
(Address of Principal Executive Offices)                              (Zip Code)

                                                 (914) 762-7586
                                (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      11,284,200
----------------------------------                       ----------------------
Title of Class                                     Number of Shares outstanding
                                                         at September 30, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.



                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheets


                                                                                      September 30,
                                                                                          2001


Assets

Current assets - cash                                                              $            1,303

Deferred Offering Costs                                                                         1,064



         Total Assets                                                              $            2,367



Liabilities and Stockholders' Deficit

Current liabilities:

         Related party note payable                                                $           29,200
         Accrued Liabilities                                                                    8,793



         Total current liabilities                                                             37,993

Shareholders' deficit:

         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                                             --

         Common stock; $.001 par value;
         20,000,000 shares authorized;
         11,284,200 shares
         issued and outstanding                                                                11,284

Additional paid-in capital                                                                   (11,184)

Deficit accumulated during the
development stage                                                                  (35,726)



         Total shareholders' deficit                                               $         (35,626)

         Total liabilities and
         stockholders' deficit                                                     $            2,367



                       See   accompanying   notes  to   consolidated   financial
statements.



                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                                                                               Cumulative
                                              Three Months Ended        Nine Months Ended        Amounts
                                                 September 30,            September 30,           Since
                                             2001          2000         2001         2000        Inception



Revenue                                             $--          $ --          $--          $ --        $--

Costs and expenses:
     General and administrative
     expenses                                   2,237           --         4,935       19,260      31,069

     Interest expense                             584          583         1,752        1,551       4,657


                                             $     2,821   $     (583)  $     6,687   $  20,811 $  35,726

Loss before income taxes                  $   (2,821)  $     (583)   $   (6,687)  $  (20,811)   $(35,726)

Income taxes - current                             --           --            --           --          --

Net loss                                            $  (2,821)   $   (584)     $  (6,687)   $   (20,811)$ (35,726)



Loss per share -
basic and diluted                         $     (.00)  $     (.00)   $     (.00)  $     (.00)

Weighted average common
shares - basic and diluted                  11,284,200    10,000,000    10,602,000   10,000,000





















                       See   accompanying   notes  to   consolidated   financial
statements.


                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows


                                                                                               Cumulative
                                                                        Nine Months Ended        Amounts
                                                                          September 30,           Since
                                                                        2001         2000        Inception



Cash flows from operating activities:

     Net loss                                                        $   (6,687)  $  (20,811)   $(35,726)

Adjustments to reconcile net loss to net cash used in operating activities:

     Increase in accrued liabilities                                       5,887        1,551       8,793
     Increase in deferred offering costs                                 (1,064)                  (1,064)
     Net cash used in
       operating activities                                              (1,864)     (19,260)    (27,997)

Cash flows from financing activities:

     Members Contributions                                                    --           --         100
     Proceeds from related party notes payable                                         22,000      29,200
     Net cash (used in) provided by
       financing activities                                                            22,000      29,200

Net (decrease) increase in cash                                          (1,864)        2,740       1,303

Cash, beginning of period                                                  3,167          426          --

Cash, end of period                                                  $     1,303  $     3,166   $   1,303





                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                         Notes to Consolidated Financial Statements (Unaudited)

                                                        September 30, 2001
--------------------------------------------------------------------------------


1.   Organization
     and Summary
     of Significant
     Accounting
     Policies
Organization
Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception).

On May 25, 2001,  Wellstone Filters,  Inc. (formerly Farallon  Corporation) (the
"Registrant")   acquired   Wellstone  pursuant  to  an  Agreement  and  Plan  of
Reorganization (the Agreement), dated as of May 25, 2001.


The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 10,000,000 shares of the Registrant's Common Stock. In addition, the Company issued 284,200 shares of common stock in cancellation of debt. As a result, there are 11,284,200 shares outstanding.


The stockholders of Wellstone, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Wellstone is the accounting acquirer and Registrant is the accounting acquiree. Registrant and Wellstone are collectively referred to as (the Company). The Company has adopted a December 31 year end. The financial statements from inception through May 25, 2001, are those of Wellstone, LLC, the accounting acquirer. Subsequent to May 25, 2001, the financial statements reflect the consolidated position and operations of Wellstone Filters, Inc. (Registrant) and Wellstone LLC.


The Company is engaged in the development and marketing of a proprietary cigarette filter technology; however, the Company has not commenced planned principal operations and has not recognized any revenues related to such planned operations. Accordingly, the Company is considered a development stage company as defined in SFAS No. 7.


Unaudited Financial Statements
The  unaudited   consolidated  financial  statements  of  the  Company  are  the historical financial statements of Wellstone and include the accounts of Registrant since the acquisition date.


--------------------------------------------------------------------------------

                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)


                                               Notes to Financial Statements
                                                         Continued

--------------------------------------------------------------------------------



1.   Organization
     and Summary
     of Significant
     Accounting
     Policies
Unaudited Financial Statements - Continued
In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, its results of operations for the nine months ended September 30, 2001 and 2000 and the cumulative amounts for the period from February 17, 1998 (date of inception) to September 30, 2001, the changes in stockholders' equity for the period from February 17, 1998 (date of inception) to September 30, 2001 and cash flows for the nine months ended September 30, 2001 and 2000 and the related cumulative amounts for the period from February 17, 1998 (date of inception) to September 30, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the SEC), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements of Wellstone as of December 31, 2000 and 1999 and the notes thereto included in the registration statement.


The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.


Income Taxes
Income taxes are recorded  using the asset and  liability  method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


--------------------------------------------------------------------------------

                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)


                                                Notes to Financial Statements
                                                               Continued

--------------------------------------------------------------------------------




Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Loss Per Common and Common Equivalent Share
The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the period.


The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents for are not included in the diluted loss per share calculation when their effect would be antidilutive.

2.   Going
     Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a deficit in working capital, in members' equity, and has incurred sustained losses. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. However, there can be no assurance they will be successful in such efforts.


3.   Related Party
     Notes Payable
The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand.




4.   Supplemental
     Cash Flow
     Information
No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2001.










-------------------------------------------------------------------------------

                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)


                                            Notes to Financial Statements
                                                         Continued

--------------------------------------------------------------------------------



5.   Information
     for the Six
     and Three
     Months Ended
     June 30, 2001
The following information is presented with respect to the six and three months ended June 30, 2001.







--------------------------------------------------------------------------------


                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                               BALANCE SHEET

                                                  ASSETS

                                                                                               June 30, 2001



Current Assets
        Cash                                                                                $             2,969


        Total Current Assets                                                                $             2,969




                                     LIABILITIES AND MEMBERS' DEFICIT

Current Liabilities
        Related party note payable                                                          $            29,200
        Accrued liabilities                                                                               6,574

        Total Current Liabilities                                                           $            35,774

Stockholders' deficit:

        Preferred stock; $.001 par value;
        1,000,000 shares authorized; no
        shares issued and outstanding                                                                        --

        Common stock; $.001 par value;
        20,000,000 shares authorized;
        11,284,200 shares
        issued and outstanding                                                                           11,284

Additional paid-in capital                                                                             (11,184)

Deficit accumulated during the
development stage                                                                           (32,905)



        Total stockholders' deficit                                                         $          (32,805)

        Total liabilities and
        stockholders' deficit                                                               $             2,969





--------------------------------------------------------------------------------


                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                          Statement of Operations
                                                (unaudited)
                                                                                            Cumulative
                        Three Months Ended                 Six Months Ended                         amounts since
                             June 30,                          June 30,                               inception


                           2000           2001             2000            2001


Revenues                $         --    $        --    $          --  $          --   $          --

General and
  Administrative
   Expense $       1,593           $2,698         $19,260          $2,698          28,832
Interest expense                 584            584              968          1,168           4,073


Net loss before
 income taxes                (2,177)        (3,282)         (20,228)        (3,866)        (32,905)

Income tax            --              --             --             --              --



Net (Loss) $     (2,177)           $(3,282)       $(20,228)        $  (3,866)     $   (32,905)



Loss per share:
  basic and diluted     $      (.00)    $     (.00)    $       (.00)  $       (.00)



Weighted average
 shares outstanding       10,000,000    10.508,000 10,000,000       10,255,000






--------------------------------------------------------------------------------


                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                          Statement of Cash Flows
                                               (unaudited)

                                                          Cumulative
                                                             Six Months Ended                 amounts since
                                                                 June 30,                       inception


                                                           2000            2001




Cash flows from operating activities:

      Net loss                                         $    (20,228)  $     (3,866)   $    (32,905)
      Increase in accrued liabilities                            969          3,668           6,574

           Net cash used in operating
           activities                                       (19,259)          (198)        (26,331)

Cash flows from financing
  activities

      Members' contribution                                                                     100
      Proceeds from related party notes
      payable                                                 22,000                         29,200

           Net cash provided by financing
           activities                                         22,000                         29,300


Net increase (decrease) in cash                                2,741          (198)           2,969

Cash, beginning of period                                        426          3,167              --

Cash, end of period                                    $       3,167  $       2,969   $       2,969




--------------------------------------------------------------------------------

                                   Notes to Interim Financial Statements
                                               (unaudited)
1.    Comments

      The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2001, the results of operations for the six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

      Reference is made to the Company's Financial Statements for the year ended December 31, 2000 and 1999.

2.    Supplemental Cash Flow Information.

      No amounts were paid for interest of income taxes during the six months ended June 30, 2001 and 2000.



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


                                                     WELLSTONE FILTERS, INC.



Date:  November 14, 2001                          By:/s/ Learned Jeremiah Hand
                                                          Learned Jeremiah Hand,
                                Chief Executive Officer (chief financial officer
                                 and accounting officer and duly authorized
                                                          officer)


--------------------------------------------------------------------------------