Form 10KSB
period 2001-12-31
WELLSTONE FILTERS INC /DE/
filed 2002-04-29
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-28161
CIK 0001092082
                                              WELLSTONE FILTERS, INC.
                          (Exact name of small business issuer in its charter)

                         Delaware                                    33-0619264
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification No.)

712 Kitchawan Road           Ossining, New York                        10562


           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:               (914) 762-7586
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             -----------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2001:

Common Stock, $.001 Par Value - 11,184,200 Shares

Transitional Small Business Disclosure Format           YES            NO   X

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

        When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General

 Wellstone Filters, LLC was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company. In connection with its research on diabetes, Cerami Consulting investigated the impact of smoking on diabetes and then decided to investigate the possibility of developing a filter technology that would remove carcinogens without impacting flavor. As a result of their research, Cerami Consulting has filed for US and international patents on the technology and licensed it and related patents to Wellstone LLC for potential commercialization. Only the US patent has issued thus far (September 19, 2000, U.S.Patent 6,119,701).

 The filter technology, referred to internally as 3C904, has been tested by Wellstone LLC in small manufacturing batches. Baumgartners, the largest U.S. filter manufacturer and second largest worldwide, has recently manufactured filters with the technology for approximately 32,800 cigarettes for their testing purposes. Wellstone LLC has held discussions with several major manufacturers for licensing or supply contracts, but no contracts have been entered into nor are any under negotiation. All testing performed on 3C904 to date have been for developmental purposes only. Use of the technology in cigarettes manufactured for U.S. sale is dependent upon completion of an FTC standardized test for tars, nicotine and carbon monoxide. Wellstone also must obtain a significant amount of capital ($3 million) before it can commence operations, develop its operations, or obtain revenues.

 On May 25, 2001, Wellstone LLC was acquired by Farallon Corporation, a publicly reporting corporation formed solely to seek for and make an acquisition. Farallon Corporation acquired all of the outstanding membership interests of Wellstone LLC in exchange for the common shares of Farallon Corporation. In addition, Farallon Corporation issued 284,200 shares of common stock in cancellation of debt. As a result, there are 11,284,000 shares outstanding. The members of Wellstone LLC own the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, under which, for accounting purposes, Wellstone LLC is the accounting acquiror, and Farallon Corporation is accordingly the accounting acquiree. As is customary in a reverse acquisition, only the historical financial statements of Wellstone LLC, the accounting acquiror, are presented for periods prior to the acquisition. Farallon Corporation, incorporated in 1994, subsequently changed its name to Wellstone Filters, Inc. References to Wellstone in this prospectus refer to the combined entity.

Risks and Uncertainties

We are still in the Research and Development Stage and have not received any revenues.

 Wellstone's activities have been limited to research and development, medical testing and initial marketing. We have not received any revenues or income since inception and we don't know if at all, when we will receive revenues. Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. Wellstone is in need of approximately $3,000,000 in funding to carry out its business plan for the next 12 months to acquire equipment to establish in house testing facilities, marketing costs, general and administrative expenses and working capital. The terms of any offering have not been determined. We have no agreement with any person for the source of these funds. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to obtain required funding, or be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

We Are Dependent on the Domestic Tobacco Business, which is contracting.

 Substantially all of our revenues are expected to be derived from sales in the United States. The U.S. cigarette business has been contracting in recent years. If the U.S. cigarette market continues to contract, it could adversely affect our potential future sales, operating income and cash flows.

We Need a Strategic Partner to help us enter the market.

 The cigarette industry is dominated by relatively few companies. Entry is difficult and less than 2% of filters are outsourced. We can't expect to achieve widespread acceptance of our filter technology without entering into supply agreements with one or more cigarette manufacturers. We might not obtain any supply agreements. Prior to any agreement we need to subject the filter technology to further testing. This testing will be expensive and favorable test results do not guarantee that a supply contract will be entered into. We believe that the commercial use of our filter technology is not only dependent on its safety and efficacy, but also its marketability to consumers, we will need to convince one or more major tobacco companies that using our filter technology will enable it to achieve or maintain profitability or market share.

We don't have any production facilities unless we acquire them or contract out production.

 To date we have  only  manufactured  the  filter  material  in  small  batches.
Problems in purchasing equipment, establishing manufacturing facilities and meeting demand can be expected. If we cannot produce filter material or outsource production we cannot obtain sales revenues.

Competition could prevent us from meeting our objectives.

 The cigarette industry is highly competitive. We encounter competition from developers of low-carcinogen tobacco and developers of other filter technology, which may have substantially greater financial, manufacturing, marketing and other resources than we do. Another company could develop filter technology similar to ours.
Competition will affect our ability to market our product and obtain financing.

Our filter May Not Be Accepted by Smokers.

 Our filter may not be accepted ultimately by adult smokers. Adult smokers may decide not to purchase tobacco products made with our filters due to taste or other preferences, and sales of filters with our technology would be adversely affected.

The Cigarette Industry is Subject to Substantial and Increasing Regulation and Taxation and this can only have a negative impact on us.

 Various federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on potential sales, operating income and cash flows. In addition, cigarettes are subject to substantial and increasing excise taxes. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect the market for our product.

 The U.S. Food and Drug Administration ("FDA") has promulgated regulations governing the sale and advertising of tobacco products. These regulations are designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the 106th or 107th Congress will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress. See "Government Regulation."

We might get sued and insurance possibly won't cover our losses.

 There are currently several pending legal actions affecting the tobacco industry, including proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes. We may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We don't yet have any product liability insurance, and if such can be obtained it probably would be very limited in scope of coverage to any claims that tobacco products manufactured by or for us contain any foreign object. Such insurance probably does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition.

If we are successful, we might not be able to hire employees and manage a bigger enterprise.

 If we are successful in obtaining market acceptance for our products, we will be required to manage substantial volume from our customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to set up any production operations. We or any person contracted with to produce our filter in commercial quantities might not be able to overcome the challenge of setting up any production operations, and our personnel, systems, procedures and controls might prove inadequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

We may not be able to protect our patent against infringement.

 Our success in commercially exploiting our proprietary technology depends in large part on our ability to defend our issued patent, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries. Our primary patent has only issued in the United States and not in foreign jurisdiction. If international patents are not issued, it would adversely affect our competitive advantage, with respect to sales outside the United States.

 Patent positions, including our patent positions (owned or licensed) are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Such licensing agreements, if required, may be unavailable on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from pursuing the development or commercialization of our products. It is possible that there exists issued or pending patents which conflict with or potentially infringe on our patent.

 Litigation which could result in substantial cost may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect our rights. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial cost. Our licensed patents might not be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects.

 We may also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and others. These agreements might be breached or terminated, or we might not have adequate remedies for any breach, and our trade secrets might otherwise become known or be independently discovered by competitors.

If we lose our management it would damage our business.

 We depend upon the continued services of our senior management for our continued success. The loss of either of the Company's Chief Executive Officer, Learned Jeremiah Hand or the Company's President, Carla Cerami Hand, could have a serious negative impact upon our business and operating results. We do not have employment agreements with either of these persons, and we have not obtained "key-man" life insurance with respect to them.

Our Auditors have Rendered a Qualified Opinion on our Financial Statements.

 Our auditors have qualified their opinion on our financial statements as to our ability to continue as a going concern. If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely by insignificant.

No cash dividends have or will be paid.

 Wellstone has not paid any cash dividends on its capital stock. Wellstone anticipates that its future earnings, if any, will be retained for use in the business, or for other corporate purposes, and it is not anticipated that any cash dividends on its common stock will be paid in the foreseeable future. Investors cannot expect to receive any dividends or other periodic income on their investment.

Penny Stock rules could make it hard to resell your shares.

 The Penny Stock rules will apply to the trading of our stock. Wellstone's common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board. The OTC Bulletin Board may not approve our listing. Consequently, the liquidity of Wellstone's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of Wellstone, and lower prices for Wellstone's securities than might otherwise be attained.

 In addition, the "penny stock" rules limit trading of securities not traded on NASDAQ or a recognized stock exchange, or securities which do not trade at a price of $5.00 or higher, in that brokers making trades in those securities must make a special suitability determination for purchasers of the security, and obtain the purchaser's consent prior to sale. The application of these rules may make it difficult for shareholders to resell their shares.

We could issue more shares in the future without your permission, and this could reduce the value of our stock.

 Wellstone's board of directors has the power, without the consent of the stockholders, to issue additional shares of common stock or preferred stock for such consideration as may be permitted under the Delaware General

Corporation Law. Preferred stock may be issued with preferences or rights as to dividends, voting or liquidation which are superior to those of holders of common stock. In view of the large number of authorized but unissued shares of common stock (8,715,800 Shares as of the date of this report) current shareholders are subject to significant potential dilution (up to 44% if all unissued shares are issued) in their ownership interest in Wellstone.

Management owns so many shares, it will be difficult to carry out hostile takeovers. This could affect the value of our stock price.

 Management owns 7,800,000 shares, or 69% of the outstanding shares. Management is able to elect all the board of directors and otherwise control Wellstone and its operations, and other sharesholders will have little, if any control over Wellstone's management. The concentration of control in management will discourage takeover attempts such as tender offers, and the purchase of shares by persons who wish to acquire control of Wellstone. Stockholders will likely not be able to benefit from a rise in share prices which usually accompanies hostile takeovers.

Management devotes little time to our business, has limited experience and may make lots of mistakes.

 Management has very limited experience in managing business enterprises. The officers of Wellstone are currently only devoting about 20% of their time to the business for Mr. Hand and 10% for Ms. Cerami Hand. See "Management." We also will need to locate and hire additional personnel. We may not be able to find such personnel, especially in an expanding economy. or we might not be able to afford to pay market rate salaries or hourly compensation. Management will in all likelihood make mistakes due to inexperience, and this could affect the operating results.

We could change the strategy we outline in this report.

 Although we have no current plan to do so, we may change our strategy for the development and marketing of the 3C904 technology in the future. Our business plan might not be effected as set forth herein.

The Tobacco and Cigarette Industry

 Annual U.S. sales of cigarettes in 2000 were 420 billion. Approximately 44.5 million adult Americans smoke; worldwide, the figure is estimated to be 1.1 billion people. The market share of five major U.S. cigarette manufacturers in the first half of calendar 2001 was as follows:

                                                                                U.S. Market Share
                  Phillip Morris Cos., Inc.                                           50.5%
                  RJ Reynolds                                                         23.6%
                  British American Tobacco Industries
                     Subsidiary of Brown & Williamson                                 10.5%
                  Lorillard                                                            8.7%
                  Liggett & Meyers                                                     1.9%
                                                                                   --------
                     Total                                                            95.2%

Filters

         Almost all cigarettes sold are filtered. Worldwide, 93% of the 5.3 trillion cigarettes sold in 1999 were filtered. Four types of material are used in filters: cellulose acetate (68%), polypropylene (21% primarily in China) pure cellulose (less than 1%), and granular additive filters such as activated charcoal (1%). Activated charcoal filters are efficient having been proven to reduce carcinogenicity. However, activated carbon filters also remove much of the taste and nicotine, and have probably not become more popular due to this reason. In management's opinion, the development of a "safe" or "safer" cigarettes has been slow due to two factors. First, the manufacturers had no interest in developing "safer" cigarettes since to do so would be an admission that smoking was prejudicial to health, which would adversely impact sales and lead to liability. We think this is no longer a factor due to overwhelming consensus that smoking is unhealthy, and the 1996 settlement between the Federal government and the tobacco companies.

         Second, an effective filter (such as activated charcoal) also is likely to remove that substance in tobacco smoke which makes smoking a pleasurable or addictive habit - nicotine.

         Cigarette manufacturers produce their own filters, or purchase from outside manufacturers, principally Baumgartner, Ltd. with $226 million filter sales in 1999, and Filtrona Richmond, Inc. with $100 million in filter revenue in 1999.

         Another device used to enhance filter performance is to make perforations around the base of the filter for ventilation. The introduction of air dilutes the smoke, but this device can be circumvented by the smoker by covering the perforations with the fingers.

Harmful components of tobacco smoke

         Tobacco smoke is comprised of atmospheric and other gases, particulate matter, and hundreds of chemical compounds. Tar is condensed tobacco smoke. Nicotine is the addictive substance in tobacco smoke. In the doses found in cigarette smoke carbon monoxide reduces the blood's ability to carry oxygen. Known carcinogens include benzene, 2-napthylamine, 4-amino byphenyl and radioactive polonium-210. Potential carcinogens include N-nitrosodiethylamine, N-nitrosopyrrolidine, benzoapyrene, N-nitrosodieth aholomine and cadmium which are thought to be advanced glycosylation end products (AGEs) are produced by oxidation (burning) and glycation (reaction) of proteins and lipids (fats).

Our filters removes most carcinogens

         Our filter material works by trapping nucleophiles (such as AGEs) in tobacco or produced during combustion. 250 milligrams of the filter material is inserted into a compartment in a cellulose acetate filter. We found through testing that more than 250 mg requires excess inspiratory force. Tests of 36,000 filters conducted by us also showed that effectiveness of the filter is related to the amount of filter material.

         Our filter material is the subject of U.S. Patent 6,119,701, "Methods, agents and devices for removing nucleophilic toxins from tobacco and tobacco smoke", issued September 19, 2000, to Anthony Cerami, a shareholder, and stockholders and officers, Dr. Carla Cerami Hand M.D./Ph.D. and Dr. Peter Ulrich Ph.D. Compounds in the filter material include periodate-oxidated (dialdeyhde) devivaties of the polysaccarides cellulose, starch and agarose. A 15-30 mesh of dustfree granules is then bound into a matrix of agarose, cellulose, chitosan dextran and/or polyvinylpryrolidon, regranulated and inserted into conventional cellulose acetate filters.

         Dr. Anthony Cerami is also co-author of 30 patents focusing on AGEs and four other patents related to the development, production and testing of the material. These four patents and the primary patent have been licensed to us on a royalty free basis by the patent holders, who are also stockholders. We do not intend to market the filter separately, nor do we intend to market directly to consumers. Rather, we intend to sell filters directly to manufacturers to be integrated into the final cigarette, or to license the technology to them.

Results of In-house Testing.

         The patent  developers  have tested the 3C904  filter  technology  in a biopharmaceuticals laboratory, using standard cigarette filter material (cellulose acetate) containing the compound. However, these tests, although indicative that 3C904 removes a measurable level of other harmful substances, cannot be taken to imply that any specific level of reduction will occur in production cigarettes. Variables such as the mix of tobacco used, manufacturing additives, and FTC testing methodology will all cause variations in the actual percentage of harmful materials removed.

         The Ames test is a standard test used to measure mutagenicity by exposing the smoke (filtered and unfiltered) to a strain of Salmonella bacteria. The Ames test demonstrated that the 3C904 filter removed a majority of mutagens compared to the control cigarette.

         The Greiss test measures nitrosamines, which are contained in cigarette smoke and believed to be carcinogenic. With the 250 milligram level of concentration of 3C904 in the Wellstone filter a majority of the nitrosamines were removed.

         Taste is highly subjective. We need to conduct, whether ourselves or through independent testing organizations, consumer taste tests to determine whether our filter will be accepted by consumers.

Marketing

         We have engaged in preliminary discussions with Baumgartner, Ltd., the largest filter manufacturer; Liggett Group, Inc., the fifth largest cigarette manufacturer; and others. We think that a larger, 144,000 cigarette test will be necessary in order to proceed further with negotiations with any manufacturer. This test will cost an estimated $150,000. We hope that following successful completion of the additional tests, we can interest one of the bigger manufacturers to make an equity investment in us and/or guarantee minimum purchases of our product. Without such an alliance we think entry into the market will not be possible. Even if our filter technology continues to be proven effective, we think that its success depends on whether or not smokers will be perceived to value a filter that removes nearly all carcinogens. Manufacturers have demonstrated some interest in "healthier" cigarettes. See "Competition."

Manufacturing, Property and Employees

         The material requires commercially available equipment for its manufacture. If we manufacture the material ourselves, we will need to rent initially 3,000 square feet of manufacturing facility, and require 3 manufacturing employees.

         Currently we don't intend to produce any filters other than for testing purposes, or 3C904, but to outsource this to filter manufacturers. However, it would be possible to produce ourselves, and we intend to establish a prototype manufacturing facility.

         We have no employees now other than our officers. They spend most of their time working for affiliated companies. If we obtain funding we intend to hire 2 persons for sales, 3 for manufacturing and 2 for administration.

Competition

         Our technology faces competition, but we think that our technology competes favorably because it reduces carcinogens while retaining taste and a significant level of nicotine. There are five principal potential competitors known to us, but more competitors or new technologies could arise at any time. None of them has any significant level of sales and there has never existed any market for special purpose filters.

         RJ Reynolds introduced its Eclipse cigarette in 1998. Eclipse purports to be safer because it primarily heats rather than burns tobacco, greatly reducing second hand smoke, and leaves no ashes, stains or odor. RJR advertised that smoking Eclipse cigarette might reduce the risk of cancer, chronic bronchitis, and emphysema. The American Lung Association and American Heart Association disagree with those claims. Eclipse is being marketed through the internet and limited retail sales.

         Star Scientific, under a strategic agreement with Brown & Williamson, produces nitrosamine-free tobacco. Star cures tobacco using microwave radiation instead of heat. According to Star's Annual Report on Form 10-K for the year ended December 31, 2000, the use of more than 3% of Star-cured tobacco in a cigarette results in unacceptable taste. Star is also developing a filter that removes only one toxic agent. In the year ended December 31, 2000 Star's net sales were $223 million.

         Sekaps Bio Filter uses activated charcoal integrated with cow's blood. Over 40 million of these filters are employed each year, primarily in Russia and Europe. We believe that all or almost all of the BioFilter's efficacy results from its activated charcoal components, and in our opinion this filter shares the defects of activated charcoal filters in general, of adversely affecting taste.

         The Green Ball cigarette filter is manufactured by 3DSD. The Green Ball filter must be purchased separately and attached by the user to the cigarette. According to Green Ball's website, the cost is $4.99 for five filters and Green Ball is sold by mail order or in Silicon Valley at a chain of drug stores. To our knowledge Green Ball sales are not significant. 3DSD claims that its filter removes 90% of the nicotine and 75% of tar.

         Immulabs Sensi Filter removes several toxic gases (hydrogen cyanide and acrolein) without apparently effecting taste. The filter is expensive, but the main competitive disadvantage compared to 3C904 is that the Sensi Filter does not remove carcinogens. Since the FTC does not test cigarettes for the removal of toxic gases, only tar and nicotine, we believe that Immulabs will have difficulty marking marketing claims about the relative safety of this filter. Immulabs has no revenues, does not yet own the technology and recently disclosed that the technology acquisition is disputed by the Seller.

Intellectual Property

         The technology fundamental to Wellstone is protected under U.S. Patent number 6,119,701, entitled "Methods, agents and devices for removing nucleophilic toxins from tobacco and tobacco smoke," by Cerami et al., and issued to the Cerami Consulting Corporation. This patent was filed on February 13, 1998, and approved on September 19, 2000. Therefore, Wellstone has controlling rights to the technology on which it is based until February 13, 2018, according to current U.S. Patent law.

         Three other patents are relevant to our product: no 6,110,968 "Methods for treatment predicated on the presence of AGEs in tobacco and its combustion byproducts;" no. 5,854,000 "Methods for measurement and treatment predicated on the presence of AGEs in tobacco and its combustion byproducts;" and no. 5,850,840 "Methods for measurement and treatment predicated on the presence of AGEs and its combustion byproducts." These three patents are also co-authored by a shareholder. Patent no. 6,110,968 was issued to the Picower Institute for Medical Research, and expires on November 10, 2018. Patent nos. 5,854,000 and 5,850,840 were issued to both The Picower Institute for Medical Research and Alteon, Inc., and expire on December 29, 2015 and December 22, 2015 respectively. These three patents are not critical to the foundation of Wellstone, but provide Wellstone with a larger intellectual property space, as they supply the rights to the methods of production and efficiency testing of our filters. Relevant patents have been applied for both domestically and internationally that recognize patents.


Legal Proceedings.

         Wellstone is not a party to any pending legal proceeding.

Governmental Regulation

         The manufacture and sale of cigarettes and other tobacco products and of pharmaceutical products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of tobacco products.

         There are multiple bills pending before the Congress and in several state legislatures which, if enacted, would significantly change the United States tobacco industry. Some of these federal bills contain provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less harmful or reduced-risk tobacco products. We are unable to predict what effect, if any, these provisions, if enacted, would have on our technology.

         The FDA has promulgated regulations governing the sale and advertising of tobacco products designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. A federal District Court upheld the FDA's authority to promulgate such regulations but ruled that certain of the regulations restricting advertising were invalid as violative of the constitutional right of free speech. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed portions of the District Court opinion that held the FDA could not regulate tobacco advertising and ruled that the executive branch of the United States government, in particular the FDA, does not have any authority to regulate tobacco products generally. The federal government appealed the Appeals Court's ruling and the matter was heard by the United States Supreme Court in late 1999. On March 21, 2000, the Supreme Court in a five to four decision held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the Congress will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress.

         The requirements for health warnings on cigarettes is governed by the Federal Cigarette Labeling and Advertising Act ("Labeling Act"). The Labeling Act imposes labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and requires any company wishing to sell cigarettes within the United States to submit a plan to the Federal Trade
Commission explaining how it will comply with the warning label display requirements.

         The sale of tobacco products is subject to taxation in all fifty states. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not manufacturers or suppliers of components such as filters and therefore we have no liability for such taxes. In addition, cigarettes are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes will rise from $.24 per pack in 1999 to $.34 in 2000, and to $.39 in 2002. Additionally, state excise taxes range from $.025 per pack in Virginia to $.87 per pack in California. These taxes could adversely affect cigarette sales in the future and our potential revenues.

Product Liability

         In the United States, there have been numerous and well-publicized lawsuits against the largest manufacturers of cigarettes and other tobacco products initiated by state and municipal governmental units, health care providers and insurers, individuals (for themselves and on a class-action basis) and by others. The legal theories underlying such lawsuits are varied, but are generally based upon one or more of the following: (1) manufacturer defendants have deceived consumers about the health risks associated with tobacco product consumption; (2) such defendants knew or should have known about various harmful ingredients of their products and failed to adequately warn consumers about the potential harmful effects of those ingredients; and (3) such defendants knew of the addictive attributes of nicotine and have purposefully manipulated their product ingredients so as to enhance the delivery of nicotine.

         Even though we intend only to license or supply filters which make cigarettes less prejudicial to health, Wellstone could still be liable for personal injury to consumers. Even if we believe such lawsuits are without merit, the cost of defense or settlement of lawsuits could be substantial.

Item 2.  DESCRIPTION OF PROPERTY

         We are using a minimal amount of office space of an affiliate,  Kenneth
L. Warren Institute which is controlled by Cerami Consulting Corp., a corporation controlled by our president, Carla Cerami Hand until significant operations commence the utilization of space is minimal. Thereafter, we estimate that we will pay the Warren Institute rent of $5,000 per month for a dedicated office and lab space. We also have use of 1 lab room of 1,200 square feet at no cost.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                                      PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  Market Information

         The Company's Common Stock has never traded.

         (b)  Holders

                  As of March 31, 2002, there were approximately 120 holders of Company common stock.

         (c) Dividends

                  The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $29,200 as of December 31, 2001. See "Item 12 Certain Transactions." Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

         Establish FTC certified testing facility                     $1,000,000
         General and Administrative expenses-one year                  1,100,000
         Outside testing                                                 150,000
         Production of test material                   150,000
         Marketing                                                       500,000
         Establishment of prototype facility           100,000
                                                     TOTAL$3,000,000

         Wellstone does not have any arrangements or understandings with respect to any capital raising. If we fail to raise these funds we will be unable to develop our business plan or obtain any revenues.

         Testing Facility. All cigarettes sold in the United States must be tested for levels of nicotene, tars and other chemicals present in each formulation of tobacco and filter. Testing is accomplished with machines that mechanically smoke sample cigarettes and record chemical levels. In order to assure comparability between tests and testing centers, testing must be conducted according to rigid conditions, and testing machines must be correctly configured, calibrated and certified. Since we plan to sell the filter with numerous tobacco formulations, we decided it would be cost effective to establish our own testing facility. This testing facility could also generate revenue for us from outside testing contracts. Cerami Consulting Corp., a company affiliated with our President, has experience in conducting scientific tests but no commercial experience in cigarette testing. We would need to hire three to five persons for this testing facility.

         About five persons will be needed to be hired for general and administrative functions.

         We need to produce small quantities of test filters for marketing and testing. Initially it will be more cost and time effective to produce filters by hand. However, within one year of funding we expect to have established a prototype manufacturing facility. We can then better determine our production costs and feasible levels of
production.

         We intend to hire three persons to assist in marketing our filter technology. We will also have significant general and administrative expenses for salary, legal and regulatory expenses.

         We hope that after testing and marketing 3C904 for one year we will be able to obtain a supply contract with one or more cigarette or filter manufacturers, but it might take significantly more time than one year. We might also never be able to sell 3C904 in significant quantities. The terms of any supply contract have not been determined and will depend on negotiations.

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. Its likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required $3 million, we probably will need to raise additional funds at the end of 12 months.

         Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Item 1 - Business, Risks and Uncertainties" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to effect our business plan. However, Management believes that Wellstone's ability to raise significant amounts of financing, including the $3 million required as set forth above, will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

Item 7.  FINANCIAL STATEMENTS

            Wellstone's financial statements are appended to the end of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Wellstone Filters, Inc.'s former independent accountant Thurman, Shaw & Co., LC ("Thurman, Shaw") resigned from that capacity on August 6, 2001. The report by Thurman, Shaw on the financial statements of Wellstone Filters, Inc. dated January 12, 2001, including balance sheets as of June 30, 2000 and 1999 and the statements of operations, cash flows and statement of stockholders' equity for the years ended June 30, 2000 and 1999 and the period inception (April 20, 1994) to June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On August 6, 2001 Wellstone Filters, Inc. engaged Tanner + Co. as its new independent accountants. Prior to the engagement of Tanner + Co., Wellstone Filters, Inc. did not consult with Tanner + Co. on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on Wellstone Filters, Inc.'s or Wellstone, LLC's financial statements. Thurman, Shaw was provided by the disclosure set forth above and provided Wellstone Filters, Inc. with a letter to the effect that it did not disagree with the above statements as far as they related to Thurman, Shaw. A copy of Thurman Shaw's letter was filed as an exhibit to our Current Report on Form 8-K dated August 6, 2001 and incorporporated by reference as an exhibit to this report.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The members of the Board of Directors of Wellstone serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of Wellstone.

          Learned Jermiah Hand                              42     Chief Executive and Financial Officer and Director
          Carla Cerami Hand, MD/PhD                         34     President and Director
          Peter C. Ulrich, PhD                              47     Director of Chemistry

Learned Jeremiah Hand, Chief Executive Officer

          Mr. Hand joined Wellstone in March, 2000. In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com. In March 2000 Mr. Hand began to devote a significant portion of his time to Wellstone. He now dedicates approximately 20% of his time to Wellstone. From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter. He has a BA cum laude from Amherst College.

Carla Cerami Hand, M.D./Ph.D.

          Dr. Carla Cerami Hand founded Wellstone Filters in 1998. In 1996, she founded Cerami Consulting Corp., along with her father, Dr. Anthony Cerami. Her principal employment since 1996 has been as president of Cerami
Consulting. Cerami Consulting Corp. is the parent company of a consortium of development stage biotech companies, structured as an incubator organization. She has negotiated contracts and licensing agreements with major pharmaceutical as well as consumer product companies. Dr. Cerami Hand received her B.A. from Columbia
University and her M.D. and her Ph.D. in Immunology from New York University.
 She completed her surgical
internship at North Shore University Hospital in 1995, where she first became interested in the medical problems associated with smoking. She is an inventor on four U.S. patents and the author of twelve scientific papers. She dedicates approximately 10% of her time to Wellstone.

Peter C. Ulrich, Ph.D., Director of Chemistry

          Dr. Ulrich earned his Ph.D. in Organic Chemistry at Harvard University in 1979 in the laboratory of Nobel
Laureate, Dr. E.J. Corey.  He is an inventor on 43 U.S. patents and the author of 45 scientific papers.  Since May
1997 he has been employed by Cerami Consulting, and the Kenneth J. Warren
 Institute, an affiliate of Cerami
Consulting.  From 1992 to 1997 he was Associate Professor and Head of the
 Laboratory of Organic Chemistry at
the Picowar Institute for Medical Research. From 1988 to 1992 he was Director of Chemistry at Alteon, Inc. He was Assistant Professor at The Rockefellor University from 1981 to 1988 and a research associate at that institution from 1978 to 1981.

          Wellstone intends to add additional members to its board of directors and to add a full time Chief Financial Officer, when Wellstone receives at least $800,000 in outside debt or equity funding.

Item 10. EXECUTIVE COMPENSATION

          The following table sets forth the cash compensation of Wellstone's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to Wellstone of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of Wellstone's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below.

          Until we obtain at least $800,000 in funding, officers will devote most of their time to other employment and will serve without compensation. Upon receipt of at least $800,000 in funding, Mr. Hand will devote 80% of his time to Wellstone and Ms. Cerami Hand will devote 50%. Expected annual compensation following receipt of such funding is $150,000 to Dr. Cerami Hand and $300,000 to Mr. Hand, all or part of which may be accrued and unpaid if cash is not available.






                                            Summary Compensation Table


                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION

                                                                                                                 -


    Name and                                                   Other Annual          Awards     Payouts         All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              Restricted         Options/ LTIP
                                                                              Stock ($)SARs(#)   Payouts ($)



 Carla Cerami Hand         2001          $0          0             0              0        0           0          0
 President                 2000           0          0             0              0        0           0
                           1999           0          0             0              0        0           0          0



 Learned Jeremiah Hand     2001          $0          0             0              0        0           0          0
 CEO                       2000           0          0             0              0        0           0
                           1999           0          0             0              0        0           0          0



Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this prospectus by (I) each person known by Wellstone to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Wellstone's directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Wellstone believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.


    Name and Address                           Common Stock                Percentage

Learned Jermiah Hand(1)                          7,800,000                    69.1%

Carla Cerami Hand, MD,PhD(1)                     7,800,000                    69.1%

Anthony Cerami, PhD(1)                           1,400,000                    12.4%






Jehu Hand(2)                                      800,000                     7.1%
24351 Pasto Road, Suite B
Dana Point, California 92629

All officers and directors
  as a group (2 persons)                         7,800,000                    69.1%

(1) The business address of each of these persons is 712 Kitchawan Road, Ossining, New York, 10562. Ms. Cerami Hand and
Mr. Learned Jeremiah Hand are wife and husband.  The 7,800,000 shares listed as beneficially owned by Mr. Learned Jeremiah
Hand include 6,700,000 shares which are controlled by Carla Cerami Hand, as stated below. Mr. Hand disclaims beneficial ownership of such 6,700,000 shares. Ms. Cerami is the sole shareholder of Cerami Consulting and the shares listed as held by her in the above table include 5,600,000 shares held of record by Cerami
 Consulting, Inc., 1,100,000 shares held via a trust, and 1,100,000 shares controlled by Learned Jeremiah Hand. She disclaims beneficial ownership of the 1,100,000 shares controlled by Learned Jeremiah Hand. Such 1,100,000 shares stated as controlled by Mr.
 Hand are held through a family limited partnership controlled by him. Dr. Anthony Cerami is the father of Carla Cerami Hand.
(2) Mr. Jehu Hand is the brother of Learned Jeremiah Hand.


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to an Agreement and Plan of Reorganization dated May 25, 2001, Wellstone Filters, Inc., a Delaware corporation formerly known as Farallon Corporation ("Wellstone") acquired all of the outstanding membership interests of Wellstone LLC in exchange for 10,000,000 shares of Wellstone's Common Stock. In addition, Wellstone issued 284,200 shares of common stock to a stockholder of Farallon in cancellation of debt of $2,842. Immediately following the transaction (including 1,000,000 shares outstanding prior to May 25, 2001) there are 11,284,200 shares outstanding. The terms of the acquisition were determined between the parties, who are related in that Learned Jeremiah Hand, the CEO of Wellstone, LLC , is the brother of Jehu Hand, the founder and president of Farallon. Prior to the acquisition, Wellstone LLC and Farallon had no affiliation or relationship.

            Carla Cerami Hand or Cerami Consulting Corporation have loaned various amounts to Wellstone for its capital requirements, as follows. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes.

       Date                                              Lender                                   Amount

    06/23/1999                               Carla Cerami Consulting Corp.                     $     500.00
    07/10/1998                               Carla Cerami Consulting Corp.                     $   6,700.00
    01/03/2000                               Carla Cerami                                      $   7,000.00
    03/03/2000                               Carla Cerami Consulting Corp.                     $  15,000.00


                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits of the Company are included herein.

            2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

            2.1.Agreement and Plan of Reorganization, dated February May 25, 2001, between the Registrant and
            Wellstone LLC.(2)

            3.    Certificate of Incorporation and Bylaws

            3.1.  Articles of Incorporation(1)
            3.2   Articles of Amendment(2)
            3.3   Bylaws(1)

            10.   Material Contracts

            10.1 Stock Option Plan.(1)

            16.1  Letter from Thurman, Shaw & Co., LC.(3)

            21.   Subsidiaries of the small business issuer-None.

(1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-28161.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 25, 2001.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 2001.

        (b)                Reports on Form 8-K.

                           Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 8, 2002.


                                                       WELLSTONE FILTERS, INC.


                                                   By:/s/ Learned Jeremiah Hand
                                                         Learned Jeremiah Hand
                                       CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 8, 2002.


By:     /s/Carla Cerami Hand                              President and Director
        Carla Cerami Hand                          (principal executive officer)



By:     /s/Learned Jeremiah Hand  CEO, Chief Financial Officer and Director
        Learned Jeremiah Hand       (principal accounting and financial officer)

                                              WELLSTONE FILTERS, INC.

                                             Financial Statements Index




Wellstone Filters, Inc.


         Independent Auditors' Report


         Consolidated Balance Sheet, December 31, 2001                F-1

         Consolidated Statement of Operations, years ended December 31, 2001 and
           2000 and February 17, 1998 (date of  inception)  to December 31, 2001
           F-2

         Consolidated Statement of Shareholders' Deficit, February 17,
           1998 (date of inception) to December 31, 2001              F-3

         Consolidated Statement of Cash Flows, years ended December 31, 2001 and 2000 and February 17, 1998 (date of inception) to December 31, 2001 F-4

         Notes to Financial Statements                                F-5


WELLSTONE FILTERS, INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2001 and 2000

                                                   INDEPENDENT AUDITORS' REPORT



To the Members of
Wellstone Filters, Inc.


We have audited the accompanying consolidated balance sheet of Wellstone Filters, Inc. (a development stage company), as of December 31, 2001 and the related consolidated statements of operations and stockholders' deficit, and cash flows for the two years then ended and the period from June 26, 1998 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellstone Filters, Inc. (a development stage company), as of December 31, 2001 and the results of their operations and their cash flows for the two years then ended and the period from February 17, 1998 (date of inception) to December 31, 2001, in conformity with generally accepted accounting principles of the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's revenue generating activities are not in place the Company has incurred a loss and has a working capital deficit . These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tanner + Co

Salt Lake City, Utah
February 23, 2002



                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)

                                                                                Consolidated Balance Sheet

                                                                                         December 31, 2001
-------------------------------------------------------------------------------------------------------------------





              Assets

Cash                                                                                    $            1,240
Deferred offering costs                                                                              1,230
                                                                                        ------------------

                  Total current assets                                                  $            2,470
                                                                                        ------------------


----------------------------------------------------------------------------------------------------------

              Liabilities and Shareholders' Deficit

Accounts payable                                                                        $            5,186
Accrued interest on related party notes payable                                                      5,241
Related party note payable                                                                          29,200
                                                                                        ------------------

                  Total current liabilities                                                         39,627
                                                                                        ------------------

Commitments and contingencies                                                                            -

Shareholders' deficit:
     Common stock, $0.001 par value, 20,000,000 shares
       authorized, 11,284,200 issued and outstanding                                                11,284
     Additional paid-in capital (deficiency)                                                       (11,184)
     Deficit accumulated during development stage                                                  (37,257)
                                                                                        ------------------

                  Total shareholders' deficit                                                      (37,157)
                                                                                        ------------------

                                                                                        $            2,470
                                                                                        ------------------





--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                  F-1



                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Operations


-------------------------------------------------------------------------------------------------------------------




                                                                                            Cumulative
                                                                 Years Ended                 Amounts
                                                                December 31,                  Since
                                                     -----------------------------------
                                                            2001             2000           Inception
                                                     -----------------------------------------------------


Revenues                                             $                 $-               $ -                -

General and administrative costs                                  5,882           19,259            32,016

Interest expense                                                  2,336            2,136             5,241
                                                     -----------------------------------------------------

                  Loss before income taxes                       (8,218)         (21,395)          (37,257)

Income tax benefit                                                    -                -                 -
                                                     -----------------------------------------------------

                  Net loss                           $           (8,218$         (21,395$          (37,257)
                                                     -----------------------------------------------------

Net loss per share - basic and diluted               $                 $-                 -
                                                     -----------------------------------------------------

Weighted average shares - basic and diluted                  10,774,000       10,000,000
                                                     -----------------------------------------------------







--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                       F-2



                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)

                                                           Consolidated Statement of Shareholders' Deficit

                                                February 17, 1998 (Date of Inception) to December 31, 2001
-------------------------------------------------------------------------------------------------------------------




                                   Additional
                                            Common Stock           Paid-in     Accumulated
                                     ---------------------------
                                         Shares       Amount       Capital       Deficit        Total
                                     ---------------------------------------------------------------------


Balance, February 17, 1998                        -$            $    -        $   -         $   -             -

Restatement for recapitalization         10,000,000       10,000       (10,000)            -             -

Capital contribution                              -            -             -           100           100

Net loss                                          -            -             -        (6,675)       (6,675)
                                     ---------------------------------------------------------------------

Balance, December 31, 1998               10,000,000       10,000       (10,000)       (6,575)       (6,575)

Net loss                                          -            -             -          (969)         (969)
                                     ---------------------------------------------------------------------

Balance, December 31, 1999               10,000,000       10,000       (10,000)       (7,544)       (7,544)

Net loss                                          -            -             -       (21,395)      (21,395)
                                     ---------------------------------------------------------------------

Balance, December 31, 2000               10,000,000       10,000       (10,000)      (28,939)      (28,939)

Acquisition of Farallon Corporation       1,000,000        1,000        (3,842)            -        (2,842)

Stock issued in cancellation of debt        284,200          284         2,558             -         2,842

Reclassification of members'
contribution to additional paid-in capital        -            -           100          (100)

Net loss                                          -            -             -        (8,218)       (8,218)
                                     ---------------------------------------------------------------------

Balance, December 31, 2001               11,284,200$      11,284$      (11,184$      (37,257$      (37,157)
                                     ---------------------------------------------------------------------




--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                               F-3



                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Cash Flows


-------------------------------------------------------------------------------------------------------------------






                                                                                            Cumulative
                                                                                             Amounts
                                                          Years Ended December 31,            Since
                                                     -----------------------------------
                                                            2001             2000           Inception
                                                     -----------------------------------------------------

Cash flows from operating activities:
     Net loss                                        $           (8,218$         (21,395$          (37,257)
     Increase in deferred offering costs                         (1,230)               -            (1,230)
     Increase in accrued liabilities                              7,521            2,136            10,427
                                                     -----------------------------------------------------

                  Net cash used in
                  operating activities                           (1,927)         (19,259)          (28,060)
                                                     -----------------------------------------------------

Cash flows from investing activities -                                -                -                 -

Cash flows from financing activities:
     Members' contribution of equity                                  -                -               100
     Proceeds from related party notes
       payable                                                        -           22,000            29,200
                                                     -----------------------------------------------------

                  Net cash provided by
                  financing activities                                -           22,000            29,300
                                                     -----------------------------------------------------

Net (decrease) increase in cash                                  (1,927)           2,741             1,240

Cash, beginning of period                                         3,167              426                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $            1,240$           3,167$            1,240
                                                     -----------------------------------------------------




-------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                   F-4

                                       WELLSTONE FILTERS, INC.
                                  (A Development Stage Company)



                        Notes to Consolidated Financial Statements

                                           December 31, 2001
-----------------------------------------------------------------------------


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





-------------------------------------------------------------------

                                  WELLSTONE FILTERS, INC.
                              (A Development Stage Company)


                            Notes to Consolidated Financial Statements
                                              Continued

--------------------------------------------------------------------------------



1.   Organization
     and
     Summary of
     Significant
     Accounting
     Policies
     Continued

Deferred Offering Costs
Deferred offering costs consist of costs directly attributable to the Company's initial public offering of its common stock. These costs will be recognized as an offset to additional paid-in capital in the period in which the common stock is sold.

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


-----------------------------------------------------------------------------

                                            WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)


                                    Notes to Consolidated Financial Statements
                                                       Continued

--------------------------------------------------------------------------------



1.   Organization
     and
     Summary of
     Significant
     Accounting
     Policies
     Continued
The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents for are not included in the diluted loss per share calculation when their effect would be antidilutive.



Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.


2.   Going
     Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and stockholders' equity, and has incurred sustained losses. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's ability to continue as a going concern is subject to the attainment of profitable operations and / or obtaining necessary funding from outside sources. However, there can be no assurance they will be successful in such efforts.


3.   Related
     Party Notes
     Payable
The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $5,241 at December 31, 2001.

Accounts payable include $5,021 due to an officer of the Company and the brother of an officer of the Company.



--------------------------------------------------------------------------------

                                       WELLSTONE FILTERS, INC.
                                      (A Development Stage Company)


                                  Notes to Consolidated Financial Statements
                                                   Continued

--------------------------------------------------------------------------------



4.   Supplemental
     Cash Flow
     Information
No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to December 31, 2001.

During the year ended December 31, 2001 issued $284,200 shares of common stock in settlement of $2,842 of debt.


5.   Income
     Taxes
The provision for income taxes differs from the amount computed at federal statutory rates as follows:


                                                     Years Ended
                                                     December 31,
                                           --------------------------------
                                                 2001            2000
                                           --------------------------------

Income tax benefit at statutory rate       $          3,000$          7,000
Loss incurred as limited liability
company                                              (1,000)         (7,000)
Change in valuation allowance                        (2,000)              -
                                           --------------------------------

                                           $               $               -
                                           --------------------------------



Deferred tax assets (liabilities) are comprised of the following:


                                                            Year Ended
                                                           December 31,
                                                        ------------------
                                                               2001
                                                        ------------------

Net operating loss carryforward                         $            2,000

Valuation allowance                                                 (2,000)
                                                        ------------------

                                                         $               -
                                                        ------------------



--------------------------------------------------------------------------------

                                   WELLSTONE FILTERS, INC.
                                (A Development Stage Company)


                              Notes to Consolidated Financial Statements
                                               Continued

--------------------------------------------------------------------------------



5.   Income
     Taxes
     Continued
As of December 31, 2001, the Company had net operating losses of approximately $5,000 which begin to expire in 2016. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time of future events which cannot be determined.

6.   Recent
     Accounting
     Pronounce-
     ments
In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.


The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Currently, the Company has no tangible long lived assets and will assess how the adoptions SFAS 143 will impact its financial position and future operations.


---------------------------------------------------------------------------

                                      WELLSTONE FILTERS, INC.
                                   (A Development Stage Company)


                                 Notes to Consolidated Financial Statements
                                                  Continued

--------------------------------------------------------------------------------


6.   Recent
     Accounting
     Pronounce-
     ments
     Continued
The FASB recently issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position or results of operations.




-----------------------------------------------------------------------------