Form 10QSB
period 2002-03-31
WELLSTONE FILTERS INC /DE/
filed 2002-05-15
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                     11,284,200
----------------------------------                    ---------------------
Title of Class                                     Number of Shares outstanding
                                                              at March 31, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.


                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                          December 31,        March 31,
                                                                                              2001              2002


              Cash                                                                         $    1,240        $    1,177
              Offering Costs                                                                    1,230             1,230

              TOTAL CURRENT ASSETS                                                          $   2,470         $   2,407



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $   5,186         $   7,938
              Accrued interest on related party notes payable                                   5,241             5,825
              Related Party Notes payable                                                      29,200            29,200
              Commitments and Contingencies


              TOTAL CURRENT LIABILITIES                                                     $  39,627         $  42,963

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 11,284,200 shares issued and outstanding                                      11,28411,284

Additional paid-in capital (deficiency)                                                      (11,184)          (11,184)

Deficit accumulated during development stage                                                 (37,257)          (40,656)


              TOTAL SHAREHOLDERS' DEFICIT                                                    (37,157)          (40,556)



TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                  $   2,470         $   2,407

















                                The  accompanying  notes are an integral part of
the financial statements.




                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                          March 31,                        TO
                                                                                  2002                 2001          March 31, 2002





REVENUES                                                                    $                     $                   $



OPERATING EXPENSES

  General and Administrative                                                           2,815                  6               34,831
  Interest Expense                                                                       584                584                5,825


TOTAL OPERATING EXPENSES                                                               3,399                590               40,656


NET (LOSS)                                                                           (3,399)      $       (590)       $     (40,656)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                            11,284,200         10,000,000




































                 See accompanying Notes to Financial Statements.




                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                          March 31,                        TO
                                                                                  2002                 2001          March 31, 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $        (3,399)      $       (590)       $     (40,656)

  Increase in deferred offering costs                                                     --                                 (1,230)

  Increase in accrued liabilities                                                      3,336                584               13,763



  Net cash flows from operating
   activities                                                                           (63)                (6)             (28,123)

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                    --                  --



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from related party notes                                                      --                 --
29,200
   Members contribution of equity                                                                                                100


  Net Cash flows from financing
   activities                                                                                                                 29,300


NET INCREASE (DECREASE) IN CASH                                                         (63)                (6)                1,177

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                            1,240              3,167                   --



CASH BALANCE AT END OF
  PERIOD                                                                    $          1,177      $       3,161       $        1,177

























                 See accompanying Notes to Financial Statements.

                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2002


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

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

2.       Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $$5,241 and $5,825 at December 31, 2001 and March 31, 2002, respectively.

         Accounts payable include $5,021 and $5,188 (December 31, 2001 and March 31, 2002, respectively) due to an officer of the Company and the brother of an officer of the Company.

3.       Supplemental Cash Flow Information

         No amnts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2002.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $29,200 as of March 31, 2002. Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

         Establish FTC certified testing facility                                       $1,000,000
         General and Administrative expenses-one year                                   1,100,000
         Outside testing                                                                150,000
         Production of test material                                                    150,000
         Marketing                                                                      500,000
         Establishment of prototype facility                                            100,000
                                                     TOTAL                              $3,000,000

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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to effect our business plan. However, Management believes that Wellstone's ability to raise significant amounts of financing, including the $3 million required as set forth above, will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risks and Uncertainties" in our Form 10-KSB for the year ended December 31, 2001 may affect the outcome of Management's plans.

         When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under "Risks and Uncertainties" in our Form 10-KSB for the year ended December 31, 2001, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB.

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


                                                         WELLSTONE FILTERS, INC.



Date:     May 13, 2002                             By:/s/ Learned Jeremiah Hand
                                                    -------------------------
                                                     Learned Jeremiah Hand,
                                            CEO and Chief Financial Officer
                                                (chief financial officer and
                                               accounting officer and duly
                                                        authorized officer)