Form 10QSB
period 2002-06-30
WELLSTONE FILTERS INC /DE/
filed 2002-08-15
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                     11,284,200
----------------------------------                      ----------------------
Title of Class                                     Number of Shares outstanding
                                                               at June 30, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.




                                                         WELLSTONE FILTERS, INC.
                                                  (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                     December 31,           June 30,
                                                                                         2001                 2002

              Cash                                                                 $         1,240             $  1,114
              Offering Costs                                                                 1,230                1,230

              TOTAL CURRENT ASSETS                                                  $        2,470       $        2,344



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                               $        5,186       $        8,062
     Accrued interest on related party notes payable                                         5,241                6,409
     Related Party Notes payable                                                            29,200               29,200
     Commitments and Contingencies


     TOTAL CURRENT LIABILITIES                                                      $       39,627       $       43,671

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
     authorized; 11,284,200 shares issued and outstanding                                   11,284               11,284

Additional paid-in capital (deficiency)                                                   (11,184)             (11,184)

Deficit accumulated during development stage                                              (37,257)             (41,427)


     TOTAL SHAREHOLDERS' DEFICIT                                                          (37,157)             (41,327)



TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $        2,470       $        2,344



















                                The  accompanying  notes are an integral part of
the financial statements.



                                                         WELLSTONE FILTERS, INC.
                                                  (A Company in the Development Stage)
                                                         Statement of Operations
                                                               (unaudited)

                                            Three Months Ended              Six Months Ended         Cumulative
                                                 June 30,                       June 30,            amounts since


                                          2002             2001            2002           2001          inception


Revenues                             $         --    $          --    $          --    $          --     $          --

General and
  Administrative
   Expense                           $         63    $       2,698    $       2,878    $       2,698            34,894
Interest expense                              708              584            1,292            1,168             6,533


Net loss before
  income taxes                              (771)          (3,282)          (4,170)          (3,866)          (41,427)

Income tax                                     --               --               --               --                --



Net (Loss)                           $      (771)    $     (3,282)    $     (4,170)    $     (3,866)     $    (41,427)



Loss per share:
  basic and diluted                  $      (.00)    $       (.00)    $       (.00)    $       (.00)



Weighted average
 shares outstanding                    11,284,000    10,000,000          11,284,000       10,000,000






                                                         Statement of Cash Flows
                                                              (unaudited)

                                                                                               Cumulative
                                                             Six Months Ended                 amounts since
                                                                 June 30,                       inception


                                                           2002            2001




Cash flows from operating activities:

      Net loss                                         $     (4,170)    $     (3,866)        $       (41,427)
      Increase in accrued liabilities                          4,044            3,668                  14,471
      Increase in deferred
        offering costs                                                                                (1,230)

           Net cash used in operating
           activities                                          (126)            (198)                (28,186)

Cash flows from financing
  activities

      Members' contribution                                                                               100
      Proceeds from related party notes
      payable                                                                                          29,200

           Net cash provided by financing
           activities                                                                                  29,300


Net increase (decrease) in cash                                (126)            (198)                   1,114

Cash, beginning of period                                      1,240            3,167                      --

Cash, end of period                                    $       1,114    $       2,969        $          1,114





























                               See accompanying Notes to Financial Statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2002


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the three and six months ended June 30, 2002 and 2001.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

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

2.       Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $$5,241 and $6,409 at December 31, 2001 and June 30, 2002, respectively.

         Accounts payable include $5,021 and $5,188 (December 31, 2001 and June 30, 2002, respectively) due to an officer of the Company and the brother of an officer of the Company.

3.       Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to June 30, 2002.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $29,200 as of June 30, 2002. Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

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


                                                     WELLSTONE FILTERS, INC.



Date:      August 13, 2002                          By:/s/ Learned Jeremiah Hand
                                                       ------------------------
                                                        Learned Jeremiah Hand,
                                                CEO and Chief Financial Officer
                                                  (chief financial officer and
                                                   accounting officer and duly
                                                            authorized officer)