Form 10QSB
period 2002-09-30
WELLSTONE FILTERS INC /DE/
filed 2002-11-07
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                  11,284,200
----------------------------------                      ----------------------
Title of Class                                     Number of Shares outstanding
                                                        at September 30, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.



                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheets


                                                                         December 31,      September 30,
                                                                             2001              2002

Assets

Current Assets - Cash                                                          1,240            1,051

Deferred Offering Costs                                                        1,230            1,230


   TOTAL CURRENT ASSETS                                                    $   2,470         $  2,281

Liabilities and Stockholders' Equity

Current Liabilities:

   Accounts payable                                                        $   5,186         $  8,287
   Related party note payable                                                 29,200           29,200
  Accured interest on related party note payables                              5,241            6,993
  Committments and Contingencies
   Total Current Liabilities                                               $  39,627         $ 44,480

Shareholders' deficit

Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                                     --

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 11,284,200 shares issued and outstanding                        11,284           11,284

Additional paid-in Capital                                                  (11,184)         (11,184)

Deficit accumulated during the development stage                            (37,257)         (42,299)

   Total shareholders' deficit                                              (37,157)         (42,199)

   Total Liabilities and stockholders' deficit                               (2,470)            2,281












                 The accompanying notes are an integral part of the financial statements.


                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                                                                               Cumulative
                                              Three Months Ended        Nine Months Ended        Amounts
                                                 September 30,            September 30,           Since
                                             2002          2001         2002         2001        Inception



Revenue                                             $--          $ --          $--          $ --        $--

Costs and expenses:
     General and administrative
     expenses                                     288        2,237         3,290        4,935      35,306

     Interest expense                             584          584         1,752        1,752       6,993


                                                       $       872   $     2,821  $     5,042   $   6,687 $  42,299

Loss before income taxes                  $     (872)  $   (2,821)   $   (5,042)  $   (6,687)   $(42,299)

Income taxes - current                             --           --            --           --          --

Net loss                                            $  (872)     $   (2,821)   $  (5,042)   $   (6,687)$  (42,299)



Loss per share -
basic and diluted                         $     (.00)  $     (.00)   $     (.00)  $     (.00)

Weighted average common
shares - basic and diluted                 11,284,200   11,284,200    11,284,200   10,602,000





















                       See   accompanying   notes  to   consolidated   financial
statements.


                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows


                                                                                               Cumulative
                                                                        Nine Months Ended        Amounts
                                                                          September 30,           Since
                                                                        2002         2001        Inception



Cash flows from operating activities:

     Net loss                                                        $   (5,042)  $   (6,687)   $(42,299)

Adjustments to reconcile net loss to net cash used in operating activities:

     Increase in accrued liabilities                                       4,853        5,887      12,820
     Increase in deferred offering costs                                      --      (1,064)       1,230
     Net cash used in
       operating activities                                                (189)      (1,864)    (28,249)

Cash flows from financing activities:

     Members Contributions                                                    --           --         100
     Proceeds from related party notes payable                                                --         29,200
     Net cash (used in) provided by
       financing activities                                                                --      29,200

Net (decrease) increase in cash                                            (189)      (1,864)       1,051

Cash, beginning of period                                                  1,240        3,167          --

Cash, end of period                                                  $     1,051  $     1,303   $   1,057




                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)

                         Notes to Consolidated Financial Statements (Unaudited)

                                                            September 30, 2002



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

                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)


                          Notes to Financial Statements
                                         Continued





1.   Organization
     and Summary
     of Significant
     Accounting
     Policies
Unaudited Financial Statements - Continued
In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, its results of operations for the nine months ended September 30, 2002 and 2001 and the cumulative amounts for the period from February 17, 1998 (date of inception) to September 30, 2002, the changes in stockholders' equity for the period from February 17, 1998 (date of inception) to September 30, 2002 and cash flows for the nine months ended September 30, 2002 and 2001 and the related cumulative amounts for the period from February 17, 1998 (date of inception) to September 30, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the SEC), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements of Wellstone as of December 31, 2001 and 2000 and the notes thereto included in the registration statement.


The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

                                          WELLSTONE FILTERS, INC.
                                       (A Development Stage Company)


                          Notes to Financial Statements
                                           Continued






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




4.   Supplemental
     Cash Flow
     Information
No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2002.

                          Notes to Financial Statements
                                                  Continued




Item 3. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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


                                                     WELLSTONE FILTERS, INC.



Date:  November 8, 2002                            By:/s/ Learned Jeremiah Hand
                                                          Learned Jeremiah Hand,
                            Chief Executive Officer (chief financial officer
                                and accounting officer and duly authorized
                                                         officer)

                                              CERTIFICATIONS
I, Learned Jeremiah Hand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wellstone Filters, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Learned Jeremiah Hand
Learned Jeremiah Hand
CEO and Chief Financial Officer

                                              CERTIFICATIONS
I, Carla Cerami Hand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wellstone Filters, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Carla Cerami Hand
Carla Cerami Hand
President