Form 10KSB
period 2002-12-31
WELLSTONE FILTERS INC /DE/
filed 2003-04-15
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             ------------------

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

 The U.S. Food and Drug Administration ("FDA") has promulgated regulations governing the sale and advertising of tobacco products. These regulations are designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the Congress in the future will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress. See "Government Regulation."

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

Item 2.  DESCRIPTION OF PROPERTY

         We rent a minimal amount of office and a lab room of 1,200 square feet space of an affiliate, Kenneth L. Warren Institute which is controlled by Cerami Consulting Corp., a corporation controlled by our president, Carla Cerami Hand until significant operations commence the utilization of space is minimal. The cost of such facilities is $1,400 per month which is being accrued since January 2002.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                                      PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  Market Information

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol WCSF. There have been no trades through December 31, 2002.

         (b)  Holders

                  As of March 31, 2003, there were approximately 120 holders of Company common stock.

         (c) Dividends

                  The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $29,200 as of December 31, 2001 and $41,968 as of December 31, 2002. See "Item 12 - Certain Transactions." Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

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

          Jere E. Goyan                                     72     Chairman
          Learned Jermiah Hand                              42     Chief Executive and Financial Officer and Director
          Carla Cerami Hand, MD/PhD                         34     President and Director
          Peter C. Ulrich, PhD                              47     Chief Science Officer

Jere E. Goyan, Chairman

          Dr. Jere E. Goyan, 72, has served as Chairman of the Company since January 2003. Dr. Goyan has served as President of Goyan and Hart Associates since January 1999. Dr. Goyan served as President and Chief Operating
Officer of Alteon, Inc., a pharmaceutical company, from 1993 to 1998. From 1979 to 1981, Dr. Goyan served as
Commissioner of the Food and Drug Administration. Dr. Goyan is currently Dean
 Emeritus and Professor Emeritus
of the School of Pharmacy, University of California, San Francisco where he was
 Dean from 1967 to 1992 and a
Professor from 1956 to 1992. Dr. Goyan is a member of numerous associations and served as President of the
American Association of Colleges of Pharmacy in 1978 and of the American
 Association of Pharmaceutical Scientists in 1990. He has received meritorious awards, including from the University of California, San Francisco, the
American Pharmaceutical Association, the Department of Health and Human Services. Dr. Goyan is the Chairman of the Board of SciClone Pharmaceuticals, a biopharmaceutical firm, and a director of Emisphere Technologies, Inc., a biopharmaceutical company, PharmQuest Corporation, a drug development company, Penwest
Pharmaceuticals Co., a drug delivery technology company, Boehringer Ingelheim Pharmaceuticals Corporation and
Slil Pharmaceuticals, an early-stage drug discovery company. Dr. Goyan obtained a Bachelor of Science degree from
the School of Pharmacy, University of California, San Francisco and a PhD.
in Pharmaceutical Chemistry from the
University of California, Berkeley.

Learned Jeremiah Hand, Chief Executive Officer

          Mr. Hand joined Wellstone in March, 2000. From March 2000 to the present he has been employed by Warren Pharmaceuticals, Inc. and is currently
its Vice  President  - Chief  Operating  Officer.    In 1999 he founded  HFC,
  a private  seed  venture  capital
corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com. In March 2000 Mr. Hand began to devote a significant portion of his time to Wellstone. He now dedicates approximately 20% of his time to Wellstone. From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter. He has a BA cum laude from Amherst College.

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

Peter C. Ulrich, Ph.D., Chief Science Officer

          Dr. Ulrich earned his Ph.D. in Organic Chemistry at Harvard University in 1979 in the laboratory of Nobel
Laureate, Dr. E.J. Corey. He is an inventor on 43 U.S. patents and the author of 45 scientific papers. Since May
1997 he has been employed by Cerami Consulting, and the Kenneth J. Warren
 Institute, an affiliate of Cerami
Consulting. He was Director of Chemistry at Wellstone from March 2000 to December 2002 and since December
2000 he has been Chief Science Officer.  From 1992 to 1997 he was Associate
 Professor and Head of the Laboratory
of Organic Chemistry at the Picowar Institute for Medical Research.  From
1988 to 1992 he was Director of
Chemistry at Alteon, Inc. He was Assistant Professor at The Rockefellor University from 1981 to 1988 and a research associate at that institution from 1978 to 1981.

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



                                            Summary Compensation Table


                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION


    Name and                                                   Other Annual          Awards     Payouts         All

    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              Restricted         Options/ LTIP
                                                                              Stock ($)SARs(#)   Payouts ($)



 Carla Cerami Hand         2002          $0          0             0              0        0           0          0
 President                 2001           0          0             0              0        0           0
                           2000           0          0             0              0        0           0          0



 Learned Jeremiah Hand     2002          $0          0             0              0        0           0          0
 CEO 2001                          0          0              0                0       0         0
                           2000           0          0             0              0        0           0          0



    In connection with his appointment to the Board of DIrectors of Wellstone in January 2003, Dr. Goyan was granted incentive stock options to purchase 25,000 shares of common stock for $.01 per share. The above options were granted under Wellstone's 1994 Stock Option Plan.

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




    Name and Address                           Common Stock                Percentage

Jere E. Goyan(1)(2)                               25,000                        *

Learned Jermiah Hand(1)                          7,800,000                    69.1%

Carla Cerami Hand, MD,PhD(1)                     7,800,000                    69.1%

Anthony Cerami, PhD(1)                           1,400,000                    12.4%

All officers and directors
  as a group (2 persons)                         7,825,000                    69.2%

(1) The business address of each of these persons is 712 Kitchawan Road, Ossining, New York, 10562. Ms. Cerami Hand and
    Mr. Learned Jeremiah Hand are wife and husband. The 7,800,000 shares listed as beneficially owned by Mr. Learned
    Jeremiah Hand include 6,700,000 shares which are controlled by Carla Cerami Hand, as stated below. Mr. Hand disclaims beneficial ownership of such 6,700,000 shares. Ms. Cerami is the sole shareholder of Cerami Consulting and the shares listed as held by her in the above table include 5,600,000 shares held of record by Cerami Consulting, Inc., 1,100,000 shares held via a trust, and 1,100,000 shares controlled by Learned Jeremiah Hand.
  She disclaims beneficial ownership of the 1,100,000
    shares controlled by Learned Jeremiah Hand. Such 1,100,000 shares stated as controlled by Mr. Hand are held through a family limited partnership controlled by him. Dr. Anthony Cerami is the father of Carla Cerami Hand.
(2) Includes options to purchase 25,000 shares of common stock.

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

            Carla Cerami Hand or Cerami Consulting Corporation have loaned various amounts to Wellstone for its capital requirements, as follows. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2002, $7,577 had accrued as interest on these notes, none of which had been paid.

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

            In the fiscal year ended December 31, 2002, Ms. Cerami Hand and/or Mr. Learned Hand advanced $11,166 on behalf of Wellstone for its corporate expenses. Such amounts are not represented by any promissory note and bear no interest. The Warren Institute, affiliated with the above officers, provides office space and a 1,200 square foot lab to Wellstone at a cost of $1,400 per month, all of which has been accrued as a contribution to capital.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits of the Company are included herein.

            2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                  2.1. Agreement and Plan of Reorganization, dated February May 25, 2001, between the Registrant and Wellstone LLC.(2)

            3.    Certificate of Incorporation and Bylaws

                  3.1. Articles of Incorporation(1)
                  3.2  Articles of Amendment(2)
                  3.3  Bylaws(1)

            10.   Material Contracts

                  10.1 Stock Option Plan(1)


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


        (b)                Reports on Form 8-K.

                           Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 14, 2003.


                                                    WELLSTONE FILTERS, INC.


                                                By:/s/ Learned Jeremiah Hand
                                                       Learned Jeremiah Hand
                                       CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 14, 2003.


By:     /s/Carla Cerami Hand                          President and Director
        Carla Cerami Hand                      (principal executive officer)



By:     /s/Learned Jeremiah Hand  CEO, Chief Financial Officer and Director
        Learned Jeremiah Hand       (principal accounting and financial officer)


                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)
                                                                                               (unaudited)


                                                                                Consolidated Balance Sheet
                                                                                               (unaudited)

                                                                                         December 31, 2002
-------------------------------------------------------------------------------------------------------------------





              Assets

Current assets -cash                                                                                  $989
Furniture and equipment, less accumulated depreciation of $952                                      10,214
                                                                                         -----------------

                  Total assets                                                                     $11,203
                                                                                         =================


======================================================================================== =================

              Liabilities and Shareholders' Deficit

Accounts payable                                                                                    $8,311

Accrued interest on related party notes payable                                                      7,577
Related party note payable                                                                          29,200
                                                                                         -----------------
     Related party payables                                                                         12,768

                  Total current liabilities                                                         57,856
                                                                                         -----------------

Commitments and contingencies                                                                            -


----------------------------------------------------------------



See accompanying notes to financial statements.
                                                                                                       F-1




                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)
                                                                                               (unaudited)




Shareholders' deficit:
     Common stock, $0.001 par value, 20,000,000 shares
       authorized, 11,284,200 issued and outstanding                                                11,284
     Additional paid-in capital (deficiency)                                                         5,616
     Deficit accumulated during development stage                                                  (63,553)
                                                                                         -----------------

                  Total shareholders' deficit                                                      (46,653)
                                                                                         -----------------

                                                                                                   $11,203
                                                                                         =================


---------------------------------------------------------------------------------------- -----------------





See accompanying notes to financial statements.



                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)
                                                                                               (unaudited)


                                                                      Consolidated Statement of Operations
                                                                                               (unaudited)


-------------------------------------------------------------------------------------------------------------------




                                                                                             Cumulative
                                                                  Year Ended                  Amounts
                                                                 December 31,                  Since
                                                     ------------------------------------
                                                                   2002                      Inception
                                                     ------------------------------------------------------

Revenues                                                         $                  -    $                  -

General and administrative costs                                               23,835                55,852

Interest expense                                                                2,460                 7,701
                                                     ------------------------------------------------------

                  Loss before income taxes                                    (26,295)              (63,553)

Income tax benefit                                                                  -                     -
                                                     ------------------------------------------------------

                  Net loss                                             $      (26,295)             $(63,553)
                                                     ======================================================

Net loss per share - basic and diluted                              $               -
                                                     ======================================================

Weighted average shares - basic and diluted                                10,523,728
                                                     ======================================================





See accompanying notes to financial statements.



                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)
                                                                                               (unaudited)


                                                           Consolidated Statement of Shareholders' Deficit

                                    February 17, 1998 (Date of Inception) to December 31, 2002 (unaudited)
-------------------------------------------------------------------------------------------------------------------




                                                                   Additional
                                             Common Stock           Paid-in     Accumulated
                                     ----------------------------
                                         Shares        Amount       Capital       Deficit        Total
                                     ----------------------------------------------------------------------

Balance, February 17, 1998                        -$             $   -         $   -         $   -             -

Restatement for recapitalization         10,000,000        10,000       (10,000)            -             -

Capital contribution                              -             -             -           100           100

Net loss                                          -             -             -        (6,675)       (6,675)
                                     ----------------------------------------------------------------------

Balance, December 31, 1998               10,000,000        10,000       (10,000)       (6,575)       (6,575)

Net loss                                          -             -             -          (969)         (969)
                                     ----------------------------------------------------------------------

Balance, December 31, 1999               10,000,000        10,000       (10,000)       (7,544)       (7,544)

Net loss                                          -             -             -       (21,395)      (21,395)
                                     ----------------------------------------------------------------------

Balance, December 31, 2000               10,000,000        10,000       (10,000)      (28,939)      (28,939)

Acquisition of Farallon Corporation       1,000,000         1,000        (3,842)            -        (2,842)

Stock issued in cancellation of debt        284,200           284         2,558             -         2,842

Reclassification of members'
contribution to additional paid-in capital        -             -           100          (100)


Net loss                                          -             -             -        (8,218)       (8,218)
                                     ----------------------------------------------------------------------

                                     ----------------------------------------------------------------------
Balance, December 31, 2001               11,284,200       $11,284      $(11,184)     $(37,257)     $(37,157)
                                     ----------------------------------------------------------------------

                                     ----------------------------------------------------------------------
Contributions to Capital                                                 16,800                      16,800
                                     ----------------------------------------------------------------------

                                     ----------------------------------------------------------------------
Net Loss                                                                              (26,295)      (26,295)
                                     ----------------------------------------------------------------------

                                     ----------------------------------------------------------------------
Balance, December 31, 2002               11,284,200       $11,284        $5,616      $(63,553)     $(46,653))
                                     ======================================================================





See accompanying notes to financial statements.
                                           F-4


                                                                                   WELLSTONE FILTERS, INC.
                                                                             (A Development Stage Company)
                                                                                               (unaudited)


                                                                      Consolidated Statement of Cash Flows


-------------------------------------------------------------------------------------------------------------------






                                                                                             Cumulative
                                                                                              Amounts
                                                           Year Ended December 31,             Since
                                                     ------------------------------------
                                                                   2002                      Inception
                                                     ------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                $(26,295)             $(63,553)
     Decrease in deferred offering costs                                        1,230
      Depreciation                                                                952                   952
     Increase in accrued liabilities                                           18,329                28,656
                                                     ------------------------------------------------------

                  Net cash used in
                  operating activities                                         (5,785)              (33,945)
                                                     ------------------------------------------------------

Cash flows from investing activities -                                              -                     -

      Purchase of furniture and equipment                                     (11,166)              (11,166)
      Net cash used by investing activities                                   (11,166)              (11,166)
Cash flows from financing activities:
     Contribution of equity                                                    16,800                16,900


                                                                          -
                                                     ------------------------------------------------------
Cash flows from operating activities:
     Proceeds from related party notes
       payable                                                                      -                29,200
                                                     ------------------------------------------------------

                  Net cash provided by
                  financing activities                                         16,700                29,300
                                                     ------------------------------------------------------

Net (decrease) increase in cash                                                  (251)                  989

Cash, beginning of period                                                       1,240                     -
                                                     ------------------------------------------------------

Cash, end of period                                                              $989                  $989
                                                     ======================================================




See accompanying notes to financial statements.
                                                                  F-5

                                                      WELLSTONE FILTERS, INC.
                                                   (A Development Stage Company)
                                                                   (unaudited)
                                     Notes to Consolidated Financial Statements

                                                            December 31, 2002
--------------------------------------------------------------------------------


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

The accompanying financial statements are unaudited pursuant to the exemption provided by Regulation SX 3-11.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                                                       WELLSTONE FILTERS, INC.
                                                   (A Development Stage Company)
                                                                     (unaudited)



                                      Notes to Consolidated Financial Statements
                                                                      Continued







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

                                                         WELLSTONE FILTERS, INC.
                                                  (A Development Stage Company)
                                                               (unaudited)



                                    Notes to Consolidated Financial Statements
                                                                       Continued





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


3.   Related
     Party Notes
     Payable
The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $7,577 at December 31, 2002.

Accounts payable include $12,768 due to officers of the Company and $3,304 to the brother of an officer of the Company.


4.   Supplemental
     Cash Flow
     Information
No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to December 31, 2002.

During the year ended December 31, 2001 issued $284,200 shares of common stock in settlement of $2,842 of debt.



5.   Income
     Taxes
The provision for income taxes differs from the amount computed at federal statutory rates as follows:


                                                       Year Ended
                                                      December 31,
                                            --------------------------------
                                                        2002
                                            --------------------------------

Income tax benefit at statutory rate                              $3,000
Loss incurred as limited liability
company                                                           (1,000)
Change in valuation allowance                                     (2,000)
                                            --------------------------------

                                                       $               -
                                            ================================

                                                   WELLSTONE FILTERS, INC.
                                                  (A Development Stage Company)
                                                              (unaudited)



                                   Notes to Consolidated Financial Statements
                                                                    Continued






Deferred tax assets (liabilities) are comprised of the following:


                                   Year Ended
                                                           December 31,
                                                         -----------------
                                                               2002
                                                         -----------------

Net operating loss carryforward                                     $2,000

Valuation allowance                                                 (2,000)
                                                         -----------------

                                                         $               -
                                                         =================

-------------------------------------------------------- -----------------

5.   Income
     Taxes
     Continued
As of December 31, 2002, the Company had net operating losses of approximately $3,453 which begin to expire in 2016. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time of future events which cannot be determined.




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

7.   Contribution
     to Capital

A corporation controlled by an officer and director furnishes office and lab space to the Company valued at $1,400 per month. The amount of $16,800 has been accounted for as a contribution to capital for the year ended December 31, 2002.

8.   Furniture and
     Equipment

Furniture and Equipment of $11,166 was purchased in fiscal 2002 by officers and directors. The equipment is depreciated over a useful life of 3 years and office furniture over 5 years. The Company owes $11,166 to the officers and directors for the actual cost of the furniture and equipment.