Form 10KSB/A
period 2002-12-31
WELLSTONE FILTERS INC /DE/
filed 2003-05-09
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB/A

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001
 -----------------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2002:

Common Stock, $.001 Par Value - 11,284,200 Shares

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

General

 Wellstone Filters, LLC was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company. In connection with its research on diabetes, Cerami Consulting investigated the impact of smoking on diabetes and then decided to investigate the possibility of developing a filter technology that would remove carcinogens without impacting flavor. As a result of their research, Cerami Consulting has filed for US and international patents on the technology and licensed it and related patents to Wellstone LLC for potential commercialization. Only the US patent has been issued thus far (September 19, 2000, U.S.Patent 6,119,701).

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


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $29,200 as of December 31, 2001 and $45,272 as of December 31, 2002. See "Item 12 - Certain Transactions." Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

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

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The members of the Board of Directors of Wellstone serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors, executive officers and key employees of Wellstone.

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

Learned Jeremiah Hand, Chief Executive Officer

          Mr. Hand joined Wellstone in March, 2000. From March 2000 to the present he has been employed by Warren Pharmaceuticals, Inc. and is currently its Vice President - Chief Operating Officer. From _March 2000 to present, he has been
Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility. In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com. In March 2000 Mr. Hand began to devote a significant portion of his time to Wellstone. He now dedicates approximately 20% of his time to Wellstone. From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter. He has a BA cum laude from Amherst College.

Carla Cerami Hand, M.D./Ph.D.

          Dr. Carla Cerami Hand founded Wellstone Filters in 1998. In 1996, she founded Cerami Consulting Corp., along with her father, Dr. Anthony Cerami. Her principal employment since
1996 has been as president of Cerami
Consulting. Cerami Consulting Corp. is the parent company of a consortium of development stage biotech companies, structured as an incubator organization. She has negotiated contrac ts and licensing agreements with major pharmaceutical as well as consumer product companies. Dr. Cerami Hand received her B.A. from Columbia
University and her M.D. and her Ph.D. in Immunology from New York University.
  She completed her surgical
internship at North Shore University Hospital in 1995, where she first became interested in the medical problems
associated with smoking. She is an inventor on four U.S. patents and the author of twelve scientific papers. She dedicates approximately 10% of her time to Wellstone.

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

(1) The business address of each of these persons is 712 Kitchawan Road, Ossining, New York, 10562. Ms. Cerami Hand and
    Mr. Learned Jeremiah Hand are wife and husband. The 7,800,000 shares listed as beneficially owned by Mr. Learned
    Jeremiah Hand include 6,700,000 shares which are controlled by Carla Cerami Hand, as stated below. Mr. Hand disclaims beneficial ownership of such 6,700,000 shares. Ms. Cerami is the sole shareholder of Cerami Consulting and the shares listed as held by her in the above table include 5,600,000 shares held of record by Titratable Holdings, Ltd., which is controlled by her, 1,100,000 shares held via a trust, and 1,100,000 shares controlled by Learned Jeremiah Hand. She disclaims beneficial ownership of the 1,100,000 shares controlled by Learned Jeremiah Hand. Such 1,100,000 shares stated as controlled by Mr.
    Hand are held through a family limited partnership controlled by him. Dr. Anthony Cerami is the father of Carla Cerami
    Hand.
(2) Includes options to purchase 25,000 shares of common stock.

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

            In the fiscal year ended December 31, 2002, Ms. Cerami Hand and/or Mr. Learned Hand advanced $16,072 on behalf of Wellstone for its corporate expenses. The Warren Institute, affiliated with the above officers, provides office space and a 1,200 square foot lab to Wellstone at a cost of $1,400 per month since January 2002, all of which has been accounted for as a contribution to capital by the controlling stockholders. Such amounts are not represented by any promissory note and bear no interest.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.

Item 14. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10- KSB have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 6, 2003.


                                                      WELLSTONE FILTERS, INC.


                                                   By:/s/ Learned Jeremiah Hand
                                                        Learned Jeremiah Hand
                                       CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 6, 2003.


By:     /s/Carla Cerami Hand                           President and Director
        Carla Cerami Hand                         (principal executive officer)



By:     /s/Learned Jeremiah Hand  CEO, Chief Financial Officer and Director
        Learned Jeremiah Hand       (principal accounting and financial officer)

                                                  CERTIFICATIONS
I, Carla Cerami Hand, certify that:

1. I have reviewed this annual report on Form 10-KSB of Wellstone Filters, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Carla Cerami Hand
Carla Cerami Hand
President

                                                  CERTIFICATIONS
I, Learned Jeremiah Hand, certify that:

1. I have reviewed this annual report on Form 10-KSB of Wellstone Filters, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Learned Jeremiah Hand
Learned Jeremiah Hand
Chief Financial Officer

WELLSTONE FILTERS, INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2002 and 2001

                                                 INDEPENDENT AUDITORS' REPORT

To the Members of
Wellstone Filters, Inc.


We have audited the accompanying consolidated balance sheet of Wellstone Filters, Inc. (a development stage company), as of December 31, 2002 and the related consolidated statements of operations and stockholders' deficit, and cash flows for the two years then ended and the period from June 26, 1998 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellstone Filters, Inc. (a development stage company), as of December 31, 2002 and the results of their operations and their cash flows for the two years then ended and the period from June 26, 1998 (date of inception) to December 31, 2002, in conformity with generally accepted accounting principles of the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's revenue generating activities are not in place, the Company has incurred a loss and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tanner + Co.





Salt Lake City, Utah
May 5, 2003

                                                                                   WELLSTONE FILTERS, INC.

                                                                             (A Development Stage Company)

                                                                                Consolidated Balance Sheet

                                                      ASSETS

                                                                                                  December 31,
                                                                                                      2002


Current assets:
     Cash                                                                                       $          989



            Total Current Assets                                                                $          989

     Furniture and equipment, net                                                               $       10,216



                                                                                                $       11,205



                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable                                                                         $       13,746
       Related party accounts payable                                                                   16,072
       Accrued interest on related party notes payable                                                   7,577
       Related party notes payable                                                                      29,200


          Total Current Liabilities                                                             $       66,595



Commitments and contingencies                                                                               --

Stockholders' Deficit:
       Common Stock, $.001 par value 11,284,200 shares authorized
          11,284,200 shares issued and outstanding                                                      11,284
       Additional paid-in capital                                                                        5,616
       Accumulated deficit                                                                            (72,290)


          Total Stockholders' deficit:                                                                (55,390)



                                                                                                $       11,205



See  accompanying  notes  to  consolidated  financial statements.

----------------------------------------------------------------------------------------------------------
                                                                      Consolidated Statement of Operations
----------------------------------------------------------------------------------------------------------


                                                                                         Years Ended
                                                                                        December 31,


                                                                                2002                  2001


Revenues                                                                   $           --       $           --

General and administrative costs                                                   32,573                5,882

Interest expense                                                                    2,460                2,336



     Loss before income taxes                                                    (35,033)              (8,218)

Income tax benefit                                                                     --                   --



     Net loss                                                              $     (35,033)       $      (8,218)



     Net loss per share - basic and diluted                                $           --       $           --



Weighted average shares
     -- basic and diluted                                                      11,284,000           10,774,000


                           See  accompanying  notes  to  consolidated  financial
statements.


----------------------------------------------------------------------------------------------------------
                                                           Consolidated Statement of Shareholders' Deficit
----------------------------------------------------------------------------------------------------------

                                              February 17, 1998 (Date of Inception) to December 31, 2002

                                                                                  Additional
                                                   Common Stock                     Paid-in          Accumulated
                                            Shares              Amount              Capital            Deficit             Total


Balance, February 17, 1998                            --    $            --     $            --    $           --     $           --

Restatement for recapitalization              10,000,000             10,000            (10,000)                --                 --

Capital contribution                                  --                 --                  --               100                100

Net loss                                              --                 --                  --           (6,675)            (6,675)



Balance, December 31, 1998                    10,000,000             10,000            (10,000)           (6,575)            (6,575)

Net loss                                              --                 --                  --             (969)              (969)



Balance, December 31, 1999                    10,000,000             10,000            (10,000)           (7,544)            (7,544)

Net loss                                              --                 --                  --          (21,395)           (21,395)



Balance, December 31, 2000                    10,000,000             10,000            (10,000)          (28,939)           (28,939)

Acquisition of Farallon Corporation           1,000,000          1,000                   (3,842)            --             (2,842)

Stock issued in cancellation of debt               284,200              284               2,558                --              2,842

Reclassification of members'
contribution to additional
paid-in capital                                       --                 --                 100             (100)                 --

Net loss                                              --                 --                  --           (8,218)            (8,218)



Balance, December 31, 2001                    11,284,200             11,284            (11,184)          (37,257)           (37,157)

Rental expense forgiven by officer                  --                  --               16,800               --              16,800

Net loss                                              --                 --                  --          (35,033)           (35,033)



Balance, December 31, 2002                    11,284,200    $        11,284     $         5,616    $     (72,290)     $      (55,390

                                    See   accompanying   notes  to  consolidated
financial statements.

 --------------------------------------------------------------------------------
                                                                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------
                                                                                                                       Cumulative
                                                                                                                          Amounts
                                                                                                                           Since
                                                                                     2002               2001             Inception

Cash flows from operating activities:
     Net loss                                                                   $      (35,033)    $      (8,218)     $     (63,551)
     Adjustments to reconcile net loss to net
          cash used in operation activities:
          Depreciation                                                                      951                --                951
          Rental expense forgiven by officer and board member                            16,800                --             16,800
          Increase in accounts payable                                                    8,560             4,416              5,007
          Increase in related party accounts payable                                      4,905                --              4,905
          Increase in accrued interest on related party notes payable                     2,336             3,150              7,577
          Decrease in deferred offering costs                                             1,230           (1,230)                 --



          Net cash used in operating activities                                           (251)           (1,927)           (28,311)



Cash flows from investing activities:
     Net cash provided by investing activities                                               --                --                 --



Cash flows from financing activities:
     Members contribution of equity                                                          --                --                100
     Proceeds from related party notes payable                                               --                --             29,200



          Net cash provided by financing activities                                          --                --             29,300



          Net decrease in cash and cash equivalents                                       (251)           (1,927)                989

Cash and cash equivalents at beginning of year                                            1,240             3,167                 --



Cash and cash equivalents at end of year                                        $           989    $        1,240     $          989

                                    See   accompanying   notes  to  consolidated
financial statements.

--------------------------------------------------------------------------------

                                                                            F-7
                                      Notes to Consolidated Financial Statements

                                                              December 31, 2002


1.   Organization          Organization
     and                   Wellstone  Filters,  LLC  (Wellstone)  was
 organized  as  a  Delaware  limited
     Summary of            liability company on February 17, 1998 (date of
inception).
     Significant
     Accounting            On May 25, 2001, Wellstone Filters,  Inc. (formerly
Farallon  Corporation) (the
     Policies              "Registrant")   acquired  Wellstone  pursuant  to
 an  Agreement  and  Plan  of
                           Reorganization  (the Agreement),  dated as of May 25,
2001.

                           The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 10,000,000 shares of the Registrant's common stock. In addition, the Company issued 284,200 shares of common stock in cancellation of debt. As a result, there are 11,284,200 shares outstanding.

                           The stockholders of Wellstone, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Wellstone is the accounting acquirer and Registrant is the accounting acquiree. Registrant and Wellstone are collectively referred to as (the Company). The Company has adopted a December 31 year end. The financial statements from inception through May 25, 2001, are those of Wellstone, LLC, the accounting acquirer. Subsequent to May 25, 2001, the financial statements reflect the consolidated position and operations of Registrant and Wellstone.

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

--------------------------------------------------------------------------------
                                                     WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
                                                   (A Development Stage Company)
                                     Notes to Consolidated Financial Statements
                                                                      Continued
--------------------------------------------------------------------------------


1.   Organization          Furniture and Equipment
     and                   Furniture and equipment are carried at cost.
Depreciation and amortization
     Summary of            are provided using the straight-line method over
the estimated useful lives of
   Significant           the assets of 5 years.  As of December 31, 2002,
 furniture and equipment
     Accounting            consist of the following:

     Policies
     Continued             Office furniture        $                       4,178

                           Computer equipment                              6,989







                                                                         11,167

                           Accumulated depreciation                        (951)






                                                     $                   10,216


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

-----------------------
1.   Organization          Loss Per Common and Common Equivalent Share
     and                   The  computation  of basic loss per common share is
 computed using the weighted
     Summary of            average number of common shares outstanding during
 the period.
     Significant
     Accounting            Principles of Consolidation
     Policies              The consolidated  financial  statements  include the
 accounts of the Registrant
     Continued             and  its  wholly-owned  subsidiary,  Wellstone.  All
  significant  intercompany
               transactions have been eliminated in consolidation.


-----------------------
2.   Going                 The accompanying  consolidated financial statements
have been prepared assuming
     Concern               that  the  Company  will  continue  as  a  going
 concern.  The  Company  is  a
                           development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and stockholders' equity, and has incurred sustained losses. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           The Company's ability to continue as a going concern is subject to the attainment of profitable operations and / or obtaining necessary funding from outside sources. The Company intends to raise funds through the sale of equity securities. There can be no assurance the Company will be successful in such efforts.


3.   Related Party         The  related  party  notes  payable  consist  of
 loans  from  officers  of the
     Notes                 Company.  The  amounts  are  unsecured,  bearing
interest at 8% and are due on
     Payable               demand.  Accrued interest on the notes was $7,577 at
 December  31, 2002.

                           Related party accounts payable include $16,072 due to an officer of the Company and the brother of an officer of the Company for corporate expenses and purchases of furniture and equipment which were funded by such individuals on the Company's behalf.

-----------------------
4.   Supplemental          No amounts  were paid for  interest  or income  taxes
                             during  the period  from
     Cash Flow             February 17, 1998 (date of inception) to
                                   December 31, 2002.
     Information
-----------------------
                           During the year ended December 31, 2002, the Company recorded a contribution of capital of $16,800 for the use of office space provided by an officer and board member of the Company.

                           During the year ended December 31, 2001 issued $284,200 shares of common stock in settlement of $2,842 of debt.


5.   Income                The provision for income taxes differs from the
                             amount computed at federal
     Taxes                 statutory rates as follows:


                                                             Years Ended
                                                            December 31,


                                                                2002     2001







                           Income tax benefit at
                              statutory rate         $  10,000   $       3,000

                           Loss incurred as limited
                              liability company             -           (1,000)

                           Change in valuation allowance (10,000)      (2,000)








                                                         $       - $        -


                           Deferred tax assets  (liabilities)  are  comprised of
the following:


                                                                   Years Ended
                                                                    December 31,


                                                                            2002





                           Net operating loss carryforward         $     12,000





                           Valuation allowance                          (12,000)







                                                                   $           -

-----------------------
5.   Income                As of December 31,  2002, the Company had net
 operating losses of approximately
     Taxes                 $32,000  which  begin  to  expire  in  2016.
 If  substantial  changes  in  the
     Continued             Company's  ownership should occur,  there would be
 an annual  limitation of the
                           amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time of future events which cannot be determined.


-----------------------
6.   Recent                In June 2001, the FASB issued Statement of Financial
 Accounting  Standards No.
     Accounting            143,  "Accounting for Asset Retirement  Obligations".
  This Statement addresses
     Pronounce-            financial  accounting  and  reporting  for
 obligations   associated  with  the
     ments                 retirement of tangible  long-lived  assets and the
 associated  asset retirement
                           costs.  This  Statement  is effective  for  financial
                           statements  issued for fiscal years  beginning  after
                           June 15, 2002.  This  Statement  addresses  financial
                           accounting   and   reporting   for  the  disposal  of
                           long-lived assets. The Company is currently assessing the impact of this statement.

                           In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

-----------------------
6.   Recent                In June 2002, the FASB issued SFAS No. 146,
 "Accounting  for Costs  Associated
     Accounting            with Exit or Disposal  Activities." This standard,
 which is effective for exit
     Pronounce-            or  disposal  activities  initiated  after  December
  31,  2002,  provides  new
     ments                 guidance on the  recognition,  measurement  and
reporting of costs  associated
     Continued             with these  activities.  The standard  requires
companies  to recognize  costs
                           associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

-----------------------
                           In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

-----------------------
6.   Recent                In January  2003,  the  Financial  Accounting
 Standards  Board  (FASB)  issued
     Accounting            Interpretation No. 46,  Consolidation of Variable
Interest Ethics (FIN No. 46),
     Pronounce-            which  addresses  consolidation  by business
 enterprises of variable  interest
     ments                 entities.   FIN  No.  46  clarifies  the  application
  of  Accounting  Research
     Continued             Bulletin No. 51,  Consolidated  Financial Statements,
  to certain  entities in
                           which    equity    investors    do   not   have   the
                           characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
                           FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.


                           In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.