Form 10QSB
period 2003-03-31
WELLSTONE FILTERS INC /DE/
filed 2003-05-20
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                         11,284,200
----------------------------------                   ----------------------
Title of Class                                     Number of Shares outstanding
                                                             at March 31, 2003



Transitional Small Business Format     Yes            No    X

No exhibits included.



                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                       December 31,        March 31,
                                                                                           2002              2003
Current Assets -
              Cash                                                                      $         989    $          947
              Total Current Assets                                                      $         989     $         947



              Furniture and equipment                                                          10,216             9,465


              TOTAL ASSETS                                                                     11,205            10,412


                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                          $      13,746            13,746
              Related party accounts payable                                                   16,072            16,297
              Accrued interest on related party notes payable                                   7,577             8,161
              Related Party Notes payable                                                      29,200            29,200
              Commitments and Contingencies


              TOTAL CURRENT LIABILITIES                                                 $      66,595     $      67,404

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 11,284,200 shares issued and outstanding                                         11,284            11,284

Additional paid-in capital (deficiency)                                                         5,616             9,816

Deficit accumulated during development stage                                                 (72,290)          (78,092)


              TOTAL SHAREHOLDERS' DEFICIT                                                    (55,390)          (56,992)



TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                              $      11,205     $      10,412
















                                The  accompanying  notes are an integral part of
the financial statements.



                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                          March 31,                        TO
                                                                                  2002                 2003          March 31, 2003





REVENUES                                                                    $                     $                   $



OPERATING EXPENSES

  General and Administrative                                                           7,015              5,218               70,007
  Interest Expense                                                                       584                584                8,285


TOTAL OPERATING EXPENSES                                                               7,599              5,802               78,292


NET (LOSS)                                                                           (7,599)      $     (5,802)       $     (78,292)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                            11,284,200         11,284,000




































                 See accompanying Notes to Financial Statements.



                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                        FOR THE THREE
                                                                                        MONTHS ENDED
                                                                                          March 31,
                                                                                  2002                 2003



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $        (7,599)      $     (5,802)

  Adjustments to reconcile net loss to net cash used in operation activities:
      Depreciation                                                                        --                751
      Rental expense forgiven by officer
        and board member                                                               4,200              4,200
      Increase in accounts payable                                                     2,527                 --
      Increase in related party accounts payable                                         225                225
      Increase in accrued interest on related
        party notes payble                                                               584                584



  Net cash flows from operating
   activities                                                                           (63)               (42)

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                    --



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from related party notes                                      --                    --
   Members contribution of equity                                                                                                100


  Net Cash flows from financing
   activities


NET INCREASE (DECREASE) IN CASH                                                         (63)               (42)

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                            1,240                989



CASH BALANCE AT END OF
  PERIOD                                                                    $          1,177      $         947




















                 See accompanying Notes to Financial Statements.

                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2003


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

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

2.       Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $7,577 and $8,161 at December 31, 2002 and March 31, 2003, respectively.

         Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.

3.       Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2003.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $45,497 as of March 31, 2003. Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to effect our business plan. However, Management believes that Wellstone's ability to raise significant amounts of financing, including the $3 million required as set forth above, will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risks and Uncertainties" in our Form 10-KSB for the year ended December 31, 2002 may affect the outcome of Management's plans.

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


                                                         WELLSTONE FILTERS, INC.



Date:     May 15, 2003                              By:/s/ Learned Jeremiah Hand
                                                      -------------------------
                                                     Learned Jeremiah Hand,
                                                 CEO and Chief Financial Officer
                                                    (chief financial officer and
                                                    accounting officer and duly
                                                             authorized officer)

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Carla Cerami Hand
Carla Cerami Hand
President