Form 10QSB/A
period 2003-06-30
WELLSTONE FILTERS INC /DE/
filed 2003-09-03
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       56,421,000
----------------------------------                       ----------------------
Title of Class                                      Number of Shares outstanding
                                                              at June 30, 2003



Transitional Small Business Format     Yes            No    X

No exhibits included.




                                                         WELLSTONE FILTERS, INC.
                                                  (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                     December 31,           June 30,
                                                                                         2002                 2003

Current Assests - Cash                                                              $          989       $        9,411
Furniture and Equipment,
  net of depreciaiton                                                                       10,216                8,713

              Total Assets                                                          $       11,205       $       18,124



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                               $       13,746       $       13,746
     Accrued interest on related party notes payable                                         7,577                8,745
     Related Party Notes payable                                                            29,200               29,200
     Related Party Accounts Payable                                                         16,072               26,522
     Commitments and Contingencies


     TOTAL CURRENT LIABILITIES                                                      $       66,595       $       78,213

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
     authorized; 56,421,000 shares issued and outstanding                                   56,421               56,421

Additional paid-in capital (deficiency)                                                   (39,521)             (31,121)

Deficit accumulated during development stage                                              (72,290)             (85,389)


     TOTAL SHAREHOLDERS' DEFICIT                                                          (55,390)             (60,089)



TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $       11,205       $       18,124

















                                The  accompanying  notes are an integral part of
the financial statements.




                                                         WELLSTONE FILTERS, INC.
                                                  (A Company in the Development Stage)
                                                         Statement of Operations
                                                               (unaudited)

                                             Three Months Ended                 Six Months Ended            Cumulative
                                                  June 30,                          June 30,               amounts since


                                          2003               2002             2003             2002            inception


Revenues                             $              --  $            --  $            --  $            --   $            --

General and
  Administrative
   Expense                           $           5,219  $            63  $        11,931  $         2,878            76,520
Interest expense                                   584              708            1,168            1,292             8,869


Net loss before
  income taxes                                 (5,803)             (771)         (13,099)          (4,170)  (85,389)

Income tax                                          --               --               --               --                --



Net (Loss)                           $         (5,803)  $         (771)  $      (13,099)  $       (4,170)   $      (85,389)



Loss per share:
  basic and diluted                  $           (.00)  $         (.00)  $         (.00)  $         (.00)



Weighted average
 shares outstanding                         56,421,000         56,421,000       56,421,000       56,421,000


 The accompanying notes are an integral part of the financial statements.



                                                         Statement of Cash Flows
                                                              (unaudited)

                                                             Six Months Ended
                                                                 June 30,


                                                           2003            2002




Cash flows from operating activities:

      Net loss                                         $    (13,099)    $     (4,170)
      Depreciation                                             1,503               --
      Rental Expense forgiven by
        other board member                                     8,400               --
      Increase in accounts payable                                --            2,651
      Increase in accrued interest
        on related party notes payable                         1,168            1,168
      Increase in related party
        accounts payable                                      10,450              225


           Net cash used in operating
           activities                                        (8,422)            (126)
Cash flows from financing
  activities

      Members' contribution
      Proceeds from related party notes
      payable

           Net cash provided by financing
           activities


Net increase (decrease) in cash                              (8,422)            (126)

Cash, beginning of period                                        989            1,240

Cash, end of period                                    $       9,411    $       1,114



























     The accompanying notes are an integral part of the financial statements.

                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2003


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the three and six months ended June 30, 2003 and 2002.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

         Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The
         Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 50,000,000 shares of the Registrant's Common Stock. In addition, the Company issued 1,421,000 shares of common stock in cancellation of debt. As a result, there are 56,421,000 shares outstanding, after fiving effect to a 5-for-1 forward stock split effected in July 2003.

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

2.       Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $7,577 and $8,745 at December 31, 2002 and June 30, 2003, respectively.

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

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $45,497 as of June 30, 2003. Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

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

                                            PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS  -  None

Item 2.           CHANGES IN SECURITIES - See Item 4.
                  ---------------------

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None
                  -------------------------------

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On June 27,
             2003, stockholders holding 39,000,000 (post-split) shares of common stock authorized an amendment to the certificate of incorporation to effect a five-for-one forward stock split and an increase in authorized common shares to 80,000,000. An information statement was mailed to all non consenting stockholders, and the amendment and forward stock split was effected in the quarter ended September 30,
             2003.

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         WELLSTONE FILTERS, INC.



Date:      August 13, 2003                      By:/s/ Learned Jeremiah Hand
                                                      -------------------------
                                              Learned Jeremiah Hand,
                                               CEO and Chief Financial Officer
                                               (chief financial officer and
                                               accounting officer and duly
                                                authorized officer)

                                                  CERTIFICATIONS

I, Learned Jeremiah Hand, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Wellstone Filters, Inc.;

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

Date: August 13, 2003

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

Date: August 13, 2003

/s/ Carla Cerami Hand
Carla Cerami Hand
President