Form 10QSB
period 2003-09-30
WELLSTONE FILTERS INC /DE/
filed 2003-11-21
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

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
(State or other Jurisdiction of                       I.R.S. Employer Identi-
Incorporation or Organization                                     fication)
                  712 Kitchawan Road, Ossining, New York 10562
 (Address of Principal Executive Offices)                            (Zip Code)

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                78,984,400
----------------------------------                       ----------------------
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 2003

Transitional Small Business Format     Yes            No    X

No exhibits included.


                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                           December 31,         September 30,
                                                                               2002                 2003


Current Assests - Cash                                                   $          989       $        4,276
Furniture and Equipment,
  net of depreciaiton                                                            10,216                7,961
                                                                         --------------       --------------

    Total Assets                                                         $       11,205       $       12,237
                                                                         ==============       ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                   $       13,746       $       15,746
      Accrued interest on related party notes payable                             7,577                9,329
      Related Party Notes payable                                                29,200               49,200
      Related Party Accounts Payable                                             16,072               36,256
      Commitments and Contingencies
      TOTAL CURRENT LIABILITIES                                          $       66,595       $      110,531

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
      authorized; 78,989,400 shares issued and outstanding                       78,989               78,989

Additional paid-in capital (deficiency)                                        (62,089)             (49,489)

Deficit accumulated during development stage                                   (72,290)            (127,794)
                                                                         --------------       --------------

      TOTAL SHAREHOLDERS' DEFICIT                                              (55,390)             (98,294)
                                                                         --------------       --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $       11,205       $       12,237
                                                                         ==============       ==============

                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                             Statement of Operations
                                   (unaudited)

                                       Three Months Ended       Nine Months Ended
                                                                                                    Cumulative
                                        September  30,           September 30,
                                                                                                    amounts since
                                           2003          2002          2003         2002             inception


Revenues                             $         --  $          --     $          --  $          --  $             --

General and
  Administrative expense             $     41,821  $         288     $      53,752  $       3,290           118,341
Interest expense                              584            584             1,752          1,752             9,453
                                     ------------  -------------     -------------  -------------  ----------------

Net loss before
  income taxes                           (92,405)          (872)          (55,504)        (5,042)         (127,794)

Income tax                                     --             --                --             --
                                     ------------  -------------     -------------  -------------


Net (Loss)                           $   (42,405)  $       (872)     $    (55,504)  $     (5,042)  $      (127,794)
                                     ============  =============     ============   =============  ================

Loss per share:
  basic and diluted                  $      (.00)  $       (.00)     $       (.00)  $       (.00)
                                     ============  =============     =============  =============

Weighted average
 shares outstanding                    78,984,400     78,984,400        78,984,400     78,984,400
                                     ============  =============     =============  =============


                             Statement of Cash Flows
                                   (unaudited)


                                                                                            Nine Months Ended

                                                                                                September 30,
                                                                                          2003               2002

Cash flows from operating activities:

Net loss                                                                                 $    (55,504)        $ (5,042)

Depreciation                                                                                  2,255               --
  Rental Expense forgiven by
    other board member                                                                         12,600               --
  Increase in accounts payable
                                                                                                2,000             4,853
  Increase in deferred offering costs
                                                                                               (1,064)
  Increase in accrued interest
     on related party notes payable                                                            (1,752)

   Increase in related party
     accounts payable                                                                           20,184

 Net cash used in operating
     activities                                                                                 (16,713)       (1,89)

Cash flows from financing
  activities

    Members' contribution
    Proceeds from related party notes
      payable                                                                                       20,000

Net cash provided by financing  activities                                                         20,000

Net increase (decrease) in cash                                                                 (3,287)          (189)
Cash, beginning of period                                                                          989           1,240

Cash, end of period                                                                    $          4,276    $      ,051
                                                                                        ================    =================







                 See accompanying Notes to Financial Statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2003
1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the three and nine months ended September 30, 2003 and 2002.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

         Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 50,000,000 shares of the Registrant's Common Stock. In addition, the Company issued 1,421,000 shares of common stock in cancellation of debt. As a result, there are 78,989,400 shares outstanding, after fiving effect to a 5-for-1 forward stock split effected in July 2003 and a .40 for one stock dividend effected in October 2003.

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

2.Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $7,577 and $9,329 at December 31, 2002 and September 30, 2003, respectively.

         Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.

3.Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2003.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         We have never received revenues from operations. Currently our operations are being funded by shareholder advances. These shareholder advances totalled $85,456 as of September 30, 2003. Until we receive funding from outside sources, such as debt or equity financing, we will continue to have limited operations. We are seeking $3 million in initial funding to finance the first 12 months of our business plan as follows:

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2. CHANGES IN SECURITIES - See Item 4.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On June 27, 2003, stockholders holding 39,000,000 (post-split) shares of common stock authorized an amendment to the certificate of incorporation to effect a five-for-one forward stock split and an increase in authorized common shares to 80,000,000. An information statement was mailed to all non consenting stockholders, and the amendment and forward stock split was effected in the quarter ended September 30, 2003.

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WELLSTONE FILTERS, INC.


Date:      November 18, 2003                   By:/s/ Learned Jeremiah Hand
                                                     -------------------------
                                                     Learned Jeremiah Hand,
                                                 CEO and Chief Financial Officer
                                                 (chief financial officer and
                                                  accounting officer and duly
                                                           authorized officer)

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

Date: November 18, 2003

/s/ Learned Jeremiah Hand
Learned Jeremiah Hand
CEO and Chief Financial Officer