Form 10-K
period 2003-12-31
WELLSTONE FILTERS INC /DE/
filed 2004-03-30
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
        For the transition period from                          to
                                       ------------------------

Commission file number 0-28161
CIK 0001092082
                             WELLSTONE FILTERS, INC.

              (Exact name of small business issuer in its charter)

            Delaware                                         33-0619264
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)

121 Farrington Avenue        Tarrytown, New York                           10591

           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:               (914) 333-0090
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2004 was $32,925,698 based on a closing bid price of $1.35 per share as of March 25, 2004

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2003:

Common Stock, $.001 Par Value - 78,989,400 Shares

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

General

          Wellstone Filters, LLC was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company. In connection with its research on diabetes, Cerami Consulting investigated the impact of smoking on diabetes and then decided to investigate the possibility of developing a filter technology that would remove carcinogens without impacting flavor. As a result of their research, Cerami Consulting has filed for US and international patents on the technology and licensed it and related patents to Wellstone LLC for potential commercialization. The US patent has been issued (September 19, 2000, U.S.Patent 6,119,701) and international patents are pending.

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

          On May 25, 2001, Wellstone LLC was acquired by Farallon Corporation, a publicly reporting corporation formed solely to seek for and make an acquisition. Farallon Corporation acquired all of the outstanding membership interests of Wellstone LLC in exchange for 70,000,000 common shares of Farallon Corporation. In addition, Farallon Corporation issued 1,989,400 shares of common stock in cancellation of debt. As a result, there are 78,989,400 shares outstanding. The members of Wellstone LLC own the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, under which, for accounting purposes, Wellstone LLC is the accounting acquiror, and Farallon Corporation is accordingly the accounting acquiree. As is customary in a reverse acquisition, only the historical financial statements of Wellstone LLC, the accounting acquiror, are presented for periods prior to the acquisition. Farallon Corporation, incorporated in 1994, subsequently changed its name to Wellstone Filters, Inc. References to Wellstone in this prospectus refer to the combined entity.

Risks and Uncertainties

We are still in the Research and Development Stage and have not received any revenues.

          Wellstone's activities have been limited to research and development, medical testing and initial marketing. We have not received any revenues or income since inception and we don't know if at all, when we will receive revenues. Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. . As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to obtain required funding, or be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

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

          We depend upon the continued services of our senior management for our continued success. The loss of the Company's Chief Executive Officer, Learned Jeremiah Hand, could have a serious negative impact upon our business and operating results. We do not have an employment agreement with Mr. Hand, and we have not obtained "key-man" life insurance with respect to his life.

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

          Management owns 54,600,000 shares, or 69% of the outstanding shares. Management is able to elect all the board of directors and otherwise control Wellstone and its operations, and other shareholders will have little, if any control over Wellstone's management. The concentration of control in management will discourage takeover attempts such as tender offers, and the purchase of shares by persons who wish to acquire control of Wellstone. Stockholders will likely not be able to benefit from a rise in share prices which usually accompanies hostile takeovers.

Management devotes little time to our business, has limited experience and may make lots of mistakes.

          Management has very limited experience in managing business enterprises. The executive officer of Wellstone is currently devoting about 80% of his time to the business.. See "Management." We also will need to locate and hire additional personnel. We may not be able to find such personnel, especially in an expanding economy or we might not be able to afford to pay market rate salaries or hourly compensation. Management will in all likelihood make mistakes due to inexperience, and this could affect the operating results.

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

Harmful components of tobacco smoke

         Tobacco smoke is comprised of atmospheric and other gases, particulate matter, and hundreds of chemical compounds. Tar is condensed tobacco smoke. Nicotine is the addictive substance in tobacco smoke. In the doses found in cigarette smoke carbon monoxide reduces the blood's ability to carry oxygen. Known carcinogens include benzene, 2-napthylamine, 4-amino byphenyl and radioactive polonium-210. Potential carcinogens include N-nitrosodiethylamine, N-nitrosopyrrolidine, benzoapyrene, N-nitrosodieth aholomine and cadmium..

Our filters removes most carcinogens

         Our filter material works by trapping nucleophiles in tobacco or produced during combustion. 250 milligrams of the filter material is inserted into a compartment in a cellulose acetate filter. We found through testing that more than 250 mg requires excess inspiratory force.

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

         Wellstone has also developed a next generation granular formulation of 3C904, suitable for insertion in a filter cavity such as employed for activated charcoal filters. This compound has been found to reduce levels of tested carcniogins by 24% with 50 milligrams of the new material. Our current research and development efforts are focused on developing selecvtivity We anticipate that the next formulation of #C904 will be ready for testing by April 15, 2004.

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

Marketing

         We have engaged in preliminary discussions with several manufacturers in the tobacco industry. We think that an independent cigarette test will be necessary in order to proceed further with negotiations with any manufacturer. This test will cost an estimated $15,000. We hope that following successful completion of the additional tests, we can interest one of the bigger manufacturers to make an equity investment in us and/or guarantee minimum purchases of our product. Without such an alliance we think entry into the market will not be possible. Even if our filter technology continues to be proven effective, we think that its success depends on whether or not smokers will be perceived to value a filter that removes nearly all carcinogens. Manufacturers have demonstrated some interest in "healthier" cigarettes. See "Competition."

International Markets; Acquisitions

         Wellstone is investigating the international potential of its proprietary compound, especially in Europe and Asia where smoking levels are much higher than in the United States and Canada. We are also considering one or more acquisitions if such can be synergistic with our current business, but no agreements have been reached for any acquisitions.

Manufacturing, Property and Employees

         The material requires commercially available equipment for its manufacture. If we manufacture the material ourselves, we will need to rent initially 3,000 square feet of manufacturing facility, and require 3 manufacturing employees.

         Currently we don't intend to produce any filters other than for testing purposes. However, it would be possible to produce ourselves, and we intend to establish a prototype manufacturing facility.

         We have no employees now other than our officers and one clerical person, which spend most of their time working for affiliated companies, and our Director of Research, who devotes full time. . If we obtain funding we intend to hire 2 persons for sales, 3 for manufacturing and 2 for administration.

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

         The requirements for health warnings on cigarettes are governed by the Federal Cigarette Labeling and Advertising Act ("Labeling Act"). The Labeling Act imposes labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and requires any company wishing to sell cigarettes within the United States to submit a plan to the Federal Trade
Commission explaining how it will comply with the warning label display requirements.

         The sale of tobacco products is subject to taxation in all fifty states. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not manufacturers or suppliers of components such as filters and therefore we have no liability for such taxes. In addition, cigarettes are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes rose from $.24 per pack in 1999 to $.34 in 2000, and to $.39 in 2002. Additionally, state excise taxes range from $.025 per pack in Virginia to $.87 per pack in California. These taxes could adversely affect cigarette sales in the future and our potential revenues.

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

Item 2.  DESCRIPTION OF PROPERTY

         Until September 3, 2003, we rented a minimal amount of office and a lab room of 1,200 square feet space of an affiliate, Kenneth Warren Institute. Since October 1, 2003 we have been using office space provided by our chief executive officer at no cost until significant operations commence the utilization of space is minimal. The cost of the facilities at the Warren Institute was $1,400 per month which was accrued from January 2002 to September 30, 2003. We also use lab space provided under agreement with our director of research as part of his compensation.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  Market Information

                  The Company's Common Stock has traded on the OTC Bulletin Board under the symbol WLSF since May, 2003. . The high and low closing bid prices for the common stock were as follows:

         Quarter Ended                                High              Low

         December 31, 2003                           $ .60             $.36
         September 30, 2003                          $.53              $.20
         June 30, 2003                               $.04              $.00

         All share information is adjusted for stock splits and stock dividends.

         (b)  Holders

                  As of December 31, 2004, there were approximately 167 record holders of Company common stock.

         (c) Dividends

                  The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings  for use in its  business,  and  therefore  does not anticipate paying cash dividends in the foreseeable future.
(d)      Equity Compensation Plans

         Wellstone has no equity compensation plans at this time.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         We have never received revenues from operations. Currently our operations are being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. . These shareholder advances totaled $100,415 as of December 31, 2003, $29,200 as of December 31, 2001 and $45,272 as of December 31, 2002. See "Item 12 - Certain Transactions." Until we can enter into contracts with one or more strategic partners, we will continue to have limited operations. On January 2, 2004, we entered into a funding agreement with Arrakis Select Fund, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select Fund agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through March 25, 2004 Wellstone had received $45,000 from Arrakis, and 77,695 restricted shares are due to be issued to Arrakis., Wellstone has been informed that the agreement will be renewed for 90 additional days on April 1, 2004.


         If we enter into strategic alliances for the development of our product, we expect we will need additional funding depending on the terms of the agreement. Wellstone does not have any arrangements or understandings with respect to any capital raising. If we fail to raise these funds we will be unable to develop our business plan or obtain any revenues.

         We are currently producing small quantities of test filters for marketing and testing. Initially it is more cost and time effective to produce filters by hand. However, in the future we may need to establish a prototype manufacturing facility. We can then better determine our production costs and feasible levels of production. This will cost about $300,000.

         We intend to hire three persons to assist in marketing our filter technology. We will also have significant general and administrative expenses for salary, legal and regulatory expenses.

         We hope that after testing and marketing 3C904 we will be able to obtain a supply contract with one or more cigarette or filter manufacturers, but it might take significantly more time than one year. We might also never be able to sell 3C904 in significant quantities. The terms of any supply contract have not been determined and will depend on negotiations.

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

Item 8a.     CONTROLS AND PROCEDURES

            Not applicable.

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

          Jere E. Goyan                    72        Chairman
          Learned Jeremiah Hand            45        Chief Executive and
Financial Officer and Director
          John Smart, PhD                  56        Director of Research

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

Learned Jeremiah Hand, Chief Executive Officer

          Mr. Hand joined Wellstone in March, 2000. From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer. From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility. In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com. In March 2000 Mr. Hand began to devote a significant portion of his time to Wellstone. He now dedicates approximately 80% of his time to Wellstone. From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter. He has a BA cum laude from Amherst College.

John Smart, Director of Research

         Dr. John E. Smart joined Wellstone in October of 2003 as Vice President, Research. His expertise in protein purification and characterization have led to the cloning, manufacturing and clinical testing of several biotechnology-based therapeutic agents. His corporate positions include VP of Research at Emisphere Technologies, Inc., in Westchester County, New York; VP of Research at Creative BioMolecules in Hopkinton, Massachusetts; Director of Biological Chemistry and Protein Chemistry at Hoffmann-La Roche in Nutley, New Jersey; and Director of Protein Chemistry, at Biogen in Cambridge, Massachusetts.

         Dr. Smart's academic affiliations include Senior Investigator and Director of Protein Chemistry at Cold Spring Harbor Laboratory in Cold Spring Harbor, New York; Scientific Staff Member in the Department of Cell Regulation at The Imperial Cancer Research Fund in London; and Postdoctoral Fellow at Stanford University and California Institute of Technology, where he earned his Ph.D. in Biochemistry and Physical Chemistry. He received an undergraduate degree from Ohio State University in Ornamental Horticulture and Plant Physiology. Dr. Smart was a member of the National Science Foundation's Instrumentation and Instrument Development Review Panel and was appointed to the Industrial Advisory Board for the University of Connecticut Biotechnology Center. He has authored or co-authored 52 articles in world-class journals and currently has twelve US patents pending along with the associated foreign counterparts.

Code of Ethics

          Wellstone has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time.

Audit Committee Financial Expert

         Wellstone does not have an audit committee. The entire board of directors. Wellstone does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

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

          Until we obtain at least $800,000 in funding, officers will devote most of their time to other employment and will serve without compensation. Upon receipt of at least $800,000 in funding, Mr. Hand will devote 80% of his time to Wellstone. Expected annual compensation following receipt of such funding is $300,000 to Mr. Hand, all or part of which may be accrued and unpaid if cash is not available.

                           Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION


    Name and                                                   Other Annual          Awards     Payouts         All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              Restricted         Options/    LTIP
                                                                              Stock ($)SARs(#)   Payouts ($)



 Carla Cerami Hand         2003          $0          0             0              0        0           0          0
 President                 2002           0          0             0              0        0           0
                           2001           0          0             0              0        0           0          0



 Learned Jeremiah Hand     2003          $0          0             0              0        0           0          0
 CEO                        2002               0              0                0       0
                           2001           0          0             0              0        0           0          0



    In connection with his appointment to the Board of Directors of Wellstone in January 2003, Dr. Goyan was granted incentive stock options to purchase 175,000 shares of common stock for $.0014 per share. The above options were granted under Wellstone's 1994 Stock Option Plan.

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

    Name and Address                      Common Stock                Percentage

Jere E. Goyan(1)(2)                           175,000                       *

Learned Jermiah Hand(1)                          54,600,000          43.1%
Carla Cerami Hand, MD,PhD(1)                    54,600,000                43.1%

 Anthony Cerami, PhD(1)                          9,800,010               12.5%

All officers and directors
  as a group (2 persons)                         5,635,000               71.2%

(1) The business address of each of these persons is 121 Farrington Avenue, Tarrytown, New York, 10591. Ms.
    Cerami Hand and Mr. Learned Jeremiah Hand are wife and husband. The 54,600,000 shares listed as beneficially owned by Mr. Learned Jeremiah Hand include 46,900,000 shares which are controlled by Carla Cerami Hand, as stated below. Mr. Hand disclaims beneficial ownership of such 46,900,000 shares. Ms. Cerami is the sole shareholder of Cerami Consulting and the shares listed as held by her in the above table include 39,200,000 shares held of record by Titratable Holdings, Ltd., which is controlled by __, 7,700,000 shares held via a trust, and 7,700,000 shares controlled by Learned Jeremiah Hand. She disclaims beneficial ownership of the
    7,700,000 shares controlled by Learned Jeremiah Hand. Such 7,700,000 shares stated as controlled by Mr. Hand are held through a family limited partnership controlled by him. Dr. Anthony Cerami is the father of Carla
    Cerami Hand.
(2) Includes options to purchase 175,000 shares of common stock.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to an Agreement and Plan of Reorganization dated May 25, 2001, Wellstone Filters, Inc., a Delaware corporation formerly known as Farallon Corporation ("Wellstone") acquired all of the outstanding membership interests of Wellstone LLC in exchange for 10,000,000 shares of Wellstone's Common Stock. In addition, Wellstone issued 284,200 shares of common stock to a stockholder of Farallon in cancellation of debt of $2,842. Immediately following the transaction (including 1,000,000 shares outstanding prior to May 25, 2001) there are 11,284,200 shares outstanding. The terms of the acquisition were determined between the parties, who are related in that Learned Jeremiah Hand, the CEO of Wellstone, LLC, is the brother of Jehu Hand, the founder and president of
Farallon. Prior to the acquisition, Wellstone LLC and Farallon had no affiliation or relationship.

            Carla Cerami Hand or Cerami Consulting Corporation have loaned various amounts to Wellstone for its capital requirements, as follows. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2003, $10,991 had accrued as interest on these notes, none of which had been paid.

       Date                             Lender                         Amount

    06/23/1999                Cerami Consulting Corp.              $     500.00
    07/10/1998                Cerami Consulting Corp.              $   6,700.00
    01/03/2000                Carla Cerami                         $   7,000.00
    03/03/2000                Cerami Consulting Corp.              $  15,000.00
     08/11/03                 Carla Cerami                         $  20,000.00


            In June 2003 an entity controlled by Learned Hand loaned $10,000 to Wellstone under an 8% promissory note due on demand. In the fiscal years ended December 31, 2003 and 2002, Ms. Cerami Hand and/or Mr. Learned Hand advanced $8,899 and $16,072, respectively, on behalf of Wellstone for its corporate expenses. The Warren Institute, affiliated with the above officers, provides office space and a 1,200 square foot lab to Wellstone at a cost of $1,400 per month from January 2002 to Speptember 30, 2003, all of which has been accounted for as a contribution to capital by the controlling stockholders. Such amounts are not represented by any promissory note and bear no interest.

WELLSTONE FILTERS, INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2003 and 2002

                                      INDEPENDENT AUDITORS' REPORT



To the Members of
Wellstone Filters, Inc.


We have audited the accompanying consolidated balance sheet of Wellstone Filters, Inc. (a development stage company), as of December 31, 2003 and the related consolidated statements of operations and stockholders' deficit, and cash flows for the two years then ended and the period from June 26, 1998 (date of inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellstone Filters, Inc. (a development stage company), as of December 31, 2003 and the results of their operations and their cash flows for the two years then ended and the period from June 26, 1998 (date of inception) to December 31, 2003, in conformity with generally accepted accounting principles of the United States of America.

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


TANNER + CO.

Salt Lake City, Utah
March 18, 2004

                                                    WELLSTONE FILTERS, INC.
                                               (A Development Stage Company)
                                                  Consolidated Balance Sheet

                                                            December 31, 2003

Assets

Current assets:
Cash                                                           $       3,109

Total current assets                                                   3,109

Furniture and equipment, net                                           7,211

                                                                $     10,320
Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable                                               $      25,389
Related party accounts payable                                        30,224
Accrued interest on related party notes payable                       10,991
Related party notes payable                                           59,200

Total current liabilities                                            125,804

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares
  authorized; no shares issued and outstanding                             -
Common stock, $.001 par value, 80,000,000 shares
  authorized; 78,989,400 shares issued and outstanding              78,989
Additional paid-in capital                                         (49,489)
Accumulated deficit                                               (144,984)

Total stockholders' deficit:                                      (115,484)

                                                               $    10,320








See accompanying notes to consolidated financial statements.

                                                    WELLSTONE FILTERS, INC.
                                               (A Development Stage Company)
                                         Consolidated Statement of Operations

                                                             Cumulative
                                       Years Ended             Amounts
                                       December 31,            Since
                                          2003       2002     Inception

Revenues                                $          $          $

General and administrative expenses        69,280     32,573    133,869

Interest expense                            3,414      2,460     11,115

Loss before income taxes                  (72,694)   (35,033)    (144,984)

Income tax benefit


Net loss                                $ (72,694)  $ (35,033) $   (144,984)

Net loss per share - basic and diluted  $          $                -

Weighted average shares
   - basic and diluted                   62,109,000  56,421,000








See accoumpanying notes to consolidated financial statements

                                                    WELLSTONE FILTERS, INC.
                                               (A Development Stage Company)
                        Consolidated Statement of Stockholders' Equity
                     February 17, 1998 (Date of Inception) to December 31, 2003








                                                                     Additional
                                                   Common Stock     Paid-in         Accumulated
                                               Shares      Amount   Capital          Deficit     Total

Balance, February 17, 1998
                                                        $       $              $         - $

Restatement for recapitalization         10,000,000    10,000      (10,000)                   -

5 for 1 Stock split                      45,136,800    45,137      (45,137)                   -

Capital contribution                                                                     100        100

Net loss                                                                              (6,675)    (6,675)

Balance, December 31, 1998               55,136,800    55,137      (55,137)           (6,575)    (6,575)

Net loss                                                                                (969)      (969)

Balance, December 31, 1999               55,136,800    55,137      (55,137)           (7,544)     (7,544)
                                                                              -
Net loss                                                                             (21,395)     (21,395)

Balance, December 31, 2000               55,136,800     55,137     (55,137)          (28,939)     (28,939)

Acquisition of Farallon Corporation       1,000,000      1,000      (3,842)                        (2,842)

Stock issued in cancellation of debt        284,200        284       2,558                          2,842

Reclassification of members'
contribution to additional
paid in capital                                                         100             (100)

Net loss                                                                              (8,218)       (8,218)

Balance, December 31, 2001               56,421,000     56,241      (56,321)          (37,257)     (37,157)

Rental expense forgiven by                                            16,800                         16,800
 officer
Net loss                                                                              (35,033)       (35,033)

Balance, December 31, 2002               56,421,000     56,241      (39,521)           (72,290)     (55,390)

Rental expense forgiven by                                            12,600                          12,600
officer
..4 for 1 Stock Dividend                  22,568,400     22,568      (22,568)                -

Net Loss                                                                               (72,694)      (72,694)

Balance, December 31, 2003               78,989,400    $78,989     $(49,489)      $    (144,984)  $  (115,484)
-

See accoumpanying notes to consolidated financial statements

                                                       WELLSTONE FILTERS, INC.
                                               (A Development Stage Company)
                                         Consolidated Statement of Cash Flows



                                                              Cumulative
                                              Years Ended      Amounts
                                              December 31,      Since
                                                2003    2002  Inception

Cash flows from operating activities:
Net loss                                  $  (72,694) $ (35,033) $  (144,984)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation                                   3,005      951          3,956
Rental expense forgiven by officer and board
 member                                       12,600     16,800       29,400
Increase in accounts payable                  11,643      8,560       25,389
Increase in related party accounts payable    14,152              19,057
Increase in accrued interest on related party
  notes payable                                                       10,991
Decrease in deferred offering costs                                            -

Net cash used in operating activities              (27               (56,191)

Cash flows from investing activities-                                          -

Cash flows from financing activities:
Members contribution of equity                                             100
Proceeds from related party notes payable           30                59,200

Net cash provided by financing activities           30                59,300

Net increase (decrease) in cash and cash equiv                          3,109

Cash and cash equivalents at beginning of year                                 -

Cash and cash equivalents at end of year       $     3 $       $       3,109







See accoumpanying notes to consolidated financial statments

WELLSTONE FILTERS, INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2003 and 2002





                                   Notes to Consolidated Financial Statements

                                                               December 31, 2003


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

     The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 10,000,000 shares of the
Registrant's common stock. In addition, the Company issued 284,200 shares of common stock in cancellation of debt. At that point in time there were 11,284,000 shares outstanding.

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

                           The Company is engaged in the development and
marketing of a proprietary cigarette filter technology; however, the Company has not commenced planned principal operations and has not recognized any revenues related to such planned operations. Accordingly, the Company is considered as a develpmental stage company as defined in SFAS No. 7.

                           Cash and Cash Equivalents
                           For  purposes of the  statement  of cash  flows,  the
Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents

                                                      WELLSTONE FILTERS, INC.
                                             (A Development Stage Company)
                                   Notes to Consolidated Financial Statements


1.       Organization and Summary of Significant Accounting Policies (continued)

      Furniture and Equipment
Furniture and equipment are carried at cost.
 Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets of 5 years. As of December 31, 2003, furniture and equipment consist of the following:

               Office furniture                       $                 4,178

               Computer equipment                                       6,989

                                                                       11,167

             Accumulated depreciation                                  (3,956)

                                                      $                 7,211


                           Income Taxes
                           Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating  loss and tax
                           credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a
                           change in tax rates is recognized in income in the period that includes the enactment date.

                           Stock-Based Compensation
                           The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting
Standards (SFAS) No. 123,
                           "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted 175,000 stock options
                           with an exercise price of $.01 per share, immediately vested, to a board member during 2003. No other stock options were granted during the years ended December 31, 2003 and 2002 and for the period from February 17, 1998 (date of inception) to December 31, 2003.

                                                      WELLSTONE FILTERS, INC.
                                                (A Development Stage Company)
                                      Notes to Consolidated Financial Statements


1.       Organization and Summary of Significant Accounting Policies (continued)

      Stock-Based Compensation - Continued

The following table illustrates the effect on net
(loss) earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                    Years Ended December 31,


                                               2003                   2002


            Net loss, as reported           $  (72,694)    $        (35,033)

        Deduct:   Total stock-based  employee  compensation  expense
        determined under fair value based method for all awards, net of related tax effects



                                                 (330)                    -


           Pro forma net (loss) income    $   (73,024)    $         (35,033)

           (Loss) earnings per share:

       Basic and diluted - as reported    $        -      $                -

       Basic and diluted - pro forma      $       -       $                -


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

                                                      WELLSTONE FILTERS, INC.
                                               (A Development Stage Company)
                                    Notes to Consolidated Financial Statements


1.       Organization and Summary of Significant Accounting Policies (continued)

     Loss Per Common and Common Equivalent Share

     The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the period.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Wellstone. All significant intercompany transactions have been eliminated in consolidation.

2.       Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
  The Company is a development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and stockholders' equity, and has incurred losses. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's ability to continue as a going concern is subject to the attainment of profitable operations and / or obtaining necessary funding from outside sources. The Company intends to raise funds through the sale of equity securities. There can be no assurance the Company will be successful in such efforts.

3.       Related Party Transactions

     The related party notes payable of $59,200 at December 31, 2003, consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $10,991 at December 31, 2003.

     Related party accounts payable include $30,224 due to an officer of the Company and the brother of an officer of the Company for corporate expenses and purchases of furniture and equipment which were funded by such individuals on the Company's behalf.

                                                   WELLSTONE FILTERS, INC.
                                                 (A Development Stage Company)
                                     Notes to Consolidated Financial Statements



4.       Supplemental Cash Flow Information

     No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to December 31, 2003.

     During the years ended December 31, 2003 and 2002, the Company recorded a contribution of capital of $12,600 and $16,800, respectively, for the use of office space provided by an officer and board member of the Company. The arrangement for the use of office space was mutually terminated on September 30, 2003.

                           During the year ended  December 31, 2002, the Company
acquired furniture and equipment in exchange for an increase in related party accounts payable of $11,167.

                           During the year ended  December  31, 2001 the Company
issued 284,200 shares of common stock in settlement of $2,842 of debt.


5.       Income Taxes

     The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                             Years Ended
                                                            December 31,


                                                   2003            2002

    Income tax benefit at statutory rate    $    27,000      $    10,000

         Other                                    2,000                 -

        Change in valuation allowance           (29,000)         (10,000)


                                           $          -       $        -


  Deferred tax assets (liabilities) are comprised of the following at December 31, 2003:

           Net operating loss carryforward              $     41,000

                           Valuation allowance              (41,000)

                                                      $          -

                                                    WELLSTONE FILTERS, INC.
                                             (A Development Stage Company)
                             Notes to Consolidated Financial Statements


5.       Income Taxes (continued)

As of December 31, 2003, the Company had net operating losses of approximately $113,000 which begin to expire in 2016.
If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time of future events which cannot be determined.

6.       Capital Stock

          Preferred Stock

     The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

                           Common Stock
                           On January 31, 2003, the Certificate of
 Incorporation was amended to increase the number of authorized shares from 20,000,000 to 80,000,000. The par value is $.001.

                           Stock Split and Stock Dividend
                           A five for one stock split was approved on July 9,
2003 and subsequently effected on July 19, 2003. The stock split resulted in the issuance of an additional 45,136,800 of common stock.

                           On September 15, 2003 a four tenths for one stock
dividend was declared and subsequently issued on September 30, 2003. The total number of shares issued equaled 22,568,400 bringing the total number of shares outstanding to 78,989,400.

                                                        WELLSTONE FILTERS, INC.
                                            (A Development Stage Company)
                                    Notes to Consolidated Financial Statements



6.       Capital Stock (continued)

           Amended and Restated 1994 Stock Option Plan

On April 1, 1994, the Company adopted the 1994 Stock Option Plan.
         The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified stock options. The Stock Option Committee of the
Board of  Directors
         determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock
                           on  the  date of the grant) or  three   months
after   termination   of
                           employment. The plan was amended and restated in 2003 for technical updates to confirm with law. As of December 31, 2003 175,000 options were outstanding. On January 31, 2003 non-qualified options to purchase 175,000 shares of common stock at $.0014 per share were granted  to  a
                           director.


7.       Recent Accounting Pronouncements

     In November 2002, the EITF reached a consenses on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Isue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company.

                                       WELLSTONE FILTERS, INC.
                                  (A Development Stage Company)
                                    Notes to Consolidated Financial Statements



7.   Recent Accounting Pronouncements (continued)

In April 2003, FASB issued SFAS No. 149,  Amendment of Statement
         133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities.
  SFAS 149
         is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and euqity and requires that those instruments be classified as liabilities in statemetns of financial posiiton. Previously, many of those financial instruments were classified as equtiy. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

                                                 WELLSTONE FILTERS, INC.
                                           (A Development Stage Company)
                                   Notes to Consolidated Financial Statements



7.       Recent  Accounting Pronouncements (continued)

 In December  2003, the FASB issued  Interpretation  No. 46 ("FIN
         46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity thoguh means other than voting
         rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine
         that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those
         entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN
46 had no effect
         on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the condification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and the SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

                                                 WELLSTONE FILTERS, INC.
                                             (A Development Stage Company)
                                Notes to Consolidated Financial Statements


8.       Subsequent Events

        On January 2, 2004, the Company entered into a funding agreement with a related party controlled by the brother of an officer of the Company to fund certain capital requirements of the Company. As of March 1, 2004, $45,000 had been received by the Company pursuant to this agreement. The Company is obligated to issue restricted shares of common stock at a price per share equal to 80% of the bid price of the common stock on the 15th day of the preceding month.

                           On January 1, 2004, the Company issued  non-qualified
options to purchase 1,600,000 shares at $.01 per share to a scientific advisor.



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

                           Not Applicable.

Item 14. Controls and Procedures.

  Not Applicable

Item 15. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, Tanner + Company, billed us $3,700 and $5,200 for audit fees and review of quarterly filings in the fiscal years ended December 31, 2003 and 2002, respectively.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2003 were performed by persons' other than Tanner + Company's permanent full time employees.

There were $3,700 $0 and $0, respectively paid in audit related fees, tax fees and all other fees to Tanner + & Company during the year ended December 31, 2003.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. Our engagement of Tanner & Company was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 30, 2004.


                                                      WELLSTONE FILTERS, INC.


                                                By:/s/ Learned Jeremiah Hand
                                                     Learned Jeremiah Hand
                                                                CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29, 2004.

By:     /s/Learned Jeremiah Hand       CEO, Chief Financial Officer and Director
        Learned Jeremiah Hand        (principal   executive   accounting  and
financial
officer)

By:     /s/Jere Goyan                                           Chairman
        Jere Goyan