Form 10QSB
period 2004-03-31
WELLSTONE FILTERS INC /DE/
filed 2004-05-17
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004

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

                                121 Farrington Avenue, Tarrytown  New York 10591
(Address of Principal Executive Offices)                              (Zip Code)

                                                 (914) 333-0090
                                (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       79,064,095
----------------------------------                      ----------------------
Title of Class                                   Number of Shares outstanding
                                                             at March 31, 2004



Transitional Small Business Format     Yes            No    X



                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                     ASSETS

                                                                                       December 31,        March 31,
                                                                                           2003              2004
                                                                                                          (unaudited)
Current Assets -
              Cash                                                                      $        3,109          $29,205
              Total Current Assets                                                      $       3,109     $      29,205



              Furniture and equipment, net                                                      7,211             6,460


              TOTAL ASSETS                                                                     10,320            35,665


                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                          $      25,389            25,716
              Related party accounts payable                                                   30,224            29,905
              Accrued interest on related party notes payable                                  10,991            12,175
              Related Party Notes payable                                                      59,200            59,200


              TOTAL CURRENT LIABILITIES                                                 $     125,804     $     126,996

Commitments and Contingencies                                                                      --                --

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 820,000,000 shares
  authorized; 78,989,400 and 79,064,095
  shares issued and outstanding                                                                78,989            79,064

Additional paid-in capital (deficiency)                                                      (49,489)         (635,436)

Deficit accumulated during development stage                                                (144,984)         (805,831)


              TOTAL STOCKHOLDERS' DEFICIT                                                   (115,484)          (91,331)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $      10,320     $      35,665












                                 See   accompanying    notes   to   consolidated
condensed financial statements.



                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                          March 31,                        TO
                                                                                  2003                 2004          March 31, 2004





REVENUES                                                                    $             --      $          --       $           --



OPERATING EXPENSES

  General and Administrative                                                           5,218             19,663              153,532
  Compensation Expense                                                                    --            640,000              640,000
  Interest Expense                                                                       584              1,184               12,299


TOTAL OPERATING EXPENSES                                                               5,802            660,847              805,831


NET (LOSS) - BASIC AND DILUTED                                                       (5,802)      $   (660,847)       $    (805,831)
                                                                            ================      =============       ==============

NET (LOSS) PER SHARE                                                        $           (--)      $       (.01)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING -  BASIC AND DILUTED                                       78,989,000         79,028,000



































          See accompanying Notes to Consolidated Condensed Financial Statements.



                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (APRIL 20, 1994)
                                                                                          March 31,                        TO
                                                                                  2003                 2004          MARCH 31, 2004



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $        (5,802)      $   (660,847)       $    (805,831)

  Adjustments to reconcile net loss to net cash used in operation activities:
      Depreciation                                                                       751                751                4,707
      Stock Options issued for services                                                --                640,000            640,000
      Rental expense forgiven by officer
        and board member                                                               4,200                 --               29,400
      Increase (decrease) in accounts payable                                             --                327               25,716
      Increase (decrease) in related
      party accounts payable                                                             225              (319)               18,738
      Increase in accrued interest on related
        party notes payable                                                            584                 1,184              12,175



  Net cash flows from operating
   activities                                                                           (42)           (18,904)             (75,095)
                                                                            ----------------      -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                    --                  --



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from sale of common stock                                                     --             45,000               45,000
   Proceeds from related party notes                                      --                    --              59,200
   Members contribution of equity                                                         --                 --                  100


  Net Cash flows from financing
   activities                                                                             --             45,000              104,300


NET INCREASE (DECREASE) IN CASH                                                         (42)             26,096               29,205

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                              989              3,109                   --



CASH BALANCE AT END OF
  PERIOD                                                                    $            947      $      29,205       $       29,205

















          See accompanying Notes to Consolidated Condensed Financial Statements.

                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2004


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

         The stockholders of Wellstone, after the acquisition, owned the majority of the combined company. Accordingly, the combination was accounted for as a reverse acquisition whereby, for accounting purposes, Wellstone was the accounting acquirer and Registrant was the accounting acquiree. Registrant and Wellstone are collectively referred to as (the Company). The Company has adopted a December 31 year end. The financial statements from inception through May 25, 2001, are those of Wellstone, LLC, the accounting acquirer. Subsequent to May 25, 2001, the financial statements reflect the consolidated position and operations of Wellstone Filters, Inc. (Registrant) and Wellstone LLC.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and stockholders' equity, and has incurred sustained losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern is subject to the attainment of profitable operations and / or obtaining necessary funding from outside sources. However, there can be no assurance they will be successful in such efforts.

2.       Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $10,991 and $12,175 at December 31, 2003 and March 31, 2004, respectively.

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



         Net loss, as reported                                                $       (5,802)     $     (660,847)

                Deduct:
           Total stock-based employee compensation
           expense determined under fair
                  value based method for all
           awards, net of related tax effects                                           (330)                  --
                                                                              -------------       ---------------

         Pro forms net (loss) income                                                  (6,132)           (660,847)
                                                                              ---------------     ---------------

         (Loss) earnings per share:
           Basic and diluted - as reported                                    $            --     $         (.01)
                                                                              ---------------     ---------------

           Basic and diluted - pro forma                                      $            --     $         (.01)
                                                                              ---------------     ---------------


4.       WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 1,775,000 and 175,000 shares of common stock at prices ranging from $.002 to $.01 per share were outstanding at March 31, 2004 and 2003, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.



5.       Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2004

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         We have never earned revenues from operations. Currently our operations are being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances, including accrued interest, totaled $101,280 and $100,415 as of March 31, 2004 and December 31, 2003. Until we can enter into contracts with one or more strategic partners, we will continue to have limited operations. On January 2, 2004, we entered into a funding agreement with Arrakis Select Fund, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select Fund agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through March 25, 2004 Wellstone had received $45,000 from Arrakis for the issuance of 74,695 restricted shares. The agreement was renewed for 90 additional days on April 1, 2004.


         If we enter into strategic alliances for the development of our product, we expect we will need additional funding depending on the terms of the agreement. Wellstone does not have any arrangements or understandings with respect to any capital raising. If we fail to raise these funds we will be unable to develop our business plan or obtain any revenues.

         We are currently producing small quantities of test filters for marketing and testing. Initially it is more cost and time effective to produce filters by hand. However, in the future we may need to establish a prototype manufacturing facility. We can then better determine our production costs and feasible levels of production. Management estimates that costs could total $300,000.

         We intend to hire three persons to assist in marketing our filter technology. We will also have significant general and administrative expenses for salary, legal and regulatory expenses.

         We hope that after testing and marketing our compound we will be able to obtain a supply contract with one or more cigarette or filter manufacturers, but it might take significantly more time than one year. We might also never be able to sell our compound in significant quantities. The terms of any supply contract have not been determined and will depend on negotiations.

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources.

         Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Item 1 - Business, Risks and Uncertainties" and other statements and disclaimers in this Form 10-QSB constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to effect our business plan. However, Management believes that Wellstone's ability to raise significant amounts of financing, including the $300,000 required as set forth above, will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risk Factors" in the Form 10-KSB for the year ended December 31, 2003 may affect the outcome of Management's plans.

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

Item 3. CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2004, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

         (c) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls in the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                            PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS  -  None

Item 2.          CHANGES IN SECURITIES

         On January 2, 2004, we entered into a funding agreement with Arrakis Select Fund, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select Fund agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through March 25, 2004 Wellstone had received $45,000 from Arrakis, and 74,695 restricted shares are due to be issued to Arrakis. Wellstone has been informed that the agreement will be renewed for 90 additional days on April 1, 2004. The shares are restricted securities as defined under Rule 144. No underwriter was involved and no commission was paid. The shares were offered pursuant to the exemption offered by Section 4(2) of the Securities Act as not involving any public offering. No public solicitation or advertising was employed in connection with the offering.

Item 3.          DEFAULTS UPON SENIOR SECURITIES - None
                 -------------------------------

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                 ---------------------------------------------------

Item 5.          OTHER INFORMATION - (a) Other Events - None
                 -----------------
                   (b) Changes in procedures for recommending nominees - None

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--

         Exhibit 31 Certificate of principal executive and financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WELLSTONE FILTERS, INC.



Date:     May 13, 2004                          By:/s/ Learned Jeremiah Hand
                                                    -------------------------
                                                          Learned Jeremiah Hand,
                                                CEO and Chief Financial Officer
                                                   (chief financial officer and
                                                   accounting officer and duly
                                                          authorized officer)