Form 10KSB/A
period 2003-12-31
WELLSTONE FILTERS INC /DE/
filed 2004-06-04
CIK 1092802

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
-

See accoumpanying notes to consolidated financial statements

                                                       WELLSTONE FILTERS, INC.
                                               (A Development Stage Company)
                                         Consolidated Statement of Cash Flows



                                                              Cumulative
                                              Years Ended      Amounts
                                              December 31,      Since
                                                2003    2002  Inception

Cash flows from operating activities:
Net loss                                  $  (72,694) $ (35,033) $  (144,984)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation                                   3,005      951          3,956
Rental expense forgiven by officer and board
 member                                       12,600     16,800       29,400
Increase in accounts payable                  11,643      8,560       25,389
Increase in related party accounts payable    14,152      4,905       19,057
Increase in accrued interest on related party
  notes payable                                3,414      2,336       10,991
Decrease in deferred offering costs                       1,230

Net cash used in operating activities        (27,880)      (251)     (56,191)

Cash flows from investing activities-              -          -            -

Cash flows from financing activities:
Members contribution of equity                                            100
Proceeds from related party notes payable     30,000                    59,200

Net cash provided by financing activities     30,000                    59,300

Net increase (decrease) in cash and cash
 equivalents                                   2,120       (251)        3,109

Cash and cash equivalents at beginning
  of year                                        989       1,240           -

Cash and cash equivalents at end of year  $   3,109       $  989    $   3,109







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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized June 3, 2004.


                                                      WELLSTONE FILTERS, INC.


                                                By:/s/ Learned Jeremiah Hand
                                                     Learned Jeremiah Hand
                                                                CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 3, 2004.

By:     /s/Learned Jeremiah Hand       CEO, Chief Financial Officer and Director
        Learned Jeremiah Hand        (principal   executive   accounting  and
financial
officer)

By:     /s/Jere Goyan                                           Chairman
        Jere Goyan