Form 10QSB
period 2004-06-30
WELLSTONE FILTERS INC /DE/
filed 2004-08-16
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004

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

                                121 Farrington Avenue, Tarrytown, New York 10591
(Address of Principal Executive Offices)                             (Zip Code)

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       79,112,214
----------------------------------                   ----------------------
Title of Class                                    Number of Shares outstanding
                                                              at June 30, 2004



Transitional Small Business Format     Yes            No    X

No exhibits included.




                                                         WELLSTONE FILTERS, INC.
                                                  (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                     December 31,           June 30,
                                                                                         2003                 2004

Current Assets - Cash                                                               $        3,109       $      109,349
Furniture and Equipment,
  net of depreciation                                                                        7,211                5,709

              Total Assets                                                          $       10,320       $      115,058


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                               $       25,389       $       23,890
     Accrued interest on related party notes payable                                        10,991               13,359
     Related Party Notes payable                                                            59,200               59,200
     Related Party Accounts Payable                                                         30,224               31,584
     Deposit against future issuance of shares                                                                   45,000
     Commitments and Contingencies


     TOTAL CURRENT LIABILITIES                                                      $      125,804       $      173,033

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
     authorized; 78,989,400 and 79,112,214
   shares issued and outstanding                                                            78,989               79,112

Additional paid-in capital (deficiency)                                                   (49,489)              811,338

Deficit accumulated during development stage                                             (144,984)            (832,475)


     TOTAL SHAREHOLDERS' DEFICIT                                                         (115,484)             (57,975)



TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $       10,320       $      115,058
















                                The  accompanying  notes are an integral part of
the financial statements.



                                                         WELLSTONE FILTERS, INC.
                                                  (A Company in the Development Stage)
                                                         Statement of Operations
                                                               (unaudited)

                                             Three Months Ended                 Six Months Ended            Cumulative
                                                  June 30,                          June 30,               amounts since


                                          2004               2003             2004             2003            inception


Revenues                             $              --  $            --  $            --  $            --   $            --

General and
  Administrative
   Expense                           $          25,460  $         5,219  $        45,123  $        11,931           178,992
Compensation Expense                                --               --          640,000               --           640,000
Interest expense                                 1,184              584            2,368            1,168            13,483


Net loss before
  income taxes                                (26,644)  (5,803)(687,491) (13,099)(832,475)

Income tax                                          --               --               --               --                --



Net (Loss)                           $        (26,644)  $       (5,803)  $     (687,491)  $      (13,099)   $     (832,475)



Loss per share:
  basic and diluted                  $           (.00)  $         (.00)  $         (.01)  $         (.00)



Weighted average
 shares outstanding                         78,989,400  79,079,893       79,053,945       78,989,400




                                The  accompanying  notes are an integral part of
the financial statements.




                                                         Statement of Cash Flows
                                                              (unaudited)

                                                             Six Months Ended
                                                                 June 30,


                                                           2004            2003




Cash flows from operating activities:

      Net loss                                         $   (687,491)    $    (13,099)
      Depreciation                                             1,502            1,503
      Stock options issued for
       services                                              640,000               --
      Rental Expense forgiven by
        other board member                                        --            8,400
      Decrease in accounts payable                           (1,499)               --
      Increase in accrued interest
        on related party notes payable                         2,368            1,168
      Increase in related party
        accounts payable                                       1,360           10,450
      Increase in deposits on future
        issuances of shares                                   45,000               --


           Net cash provided by
            (used in) operating
            activities                                         1,240          (8,422)
Cash flows from financing
  activities

      Proceeds from sale of common stock                     105,000

           Net cash provided by financing
           activities                                        105,000


Net increase (decrease) in cash                            (106,240)          (8,422)

Cash, beginning of period                                      3,109              989

Cash, end of period                                    $     109,349    $       9,411


























                                 See accompanying Notes to Financial Statements.

                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2004


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the three and six months ended June 30, 2004 and 2003.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

         Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The
         Registrant acquired all of the outstanding membership interests of Wellstone, in exchange for 70,000,000 shares of the Registrant's Common Stock. In addition, the Company issued 1,989,400 shares of common stock in cancellation of debt. All share amounts are after giving effect to a 5- for-1 forward stock split effected in July 2004 and a .4 for one forward split effected in September 2004.

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

2.       Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $10,991 and $13,359 at December 31, 2003 and June 30, 2004, respectively.

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

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 1,775,000 and 175,000 shares of common stock at prices ranging from $.002 to $.01 per share were outstanding at June 30, 2004 and 2003, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

5.       Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to June 30, 2004.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         We have never earned revenues from operations. Currently our operations are being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances, including accrued interest, totaled $102,464 and $100,415 as of June 30, 2004 and December 31, 2003. Until we can enter into contracts with one or more strategic partners, we will continue to have limited operations. On January 2, 2004, we entered into a funding agreement with Arrakis Select Fund, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select Fund agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through March 25, 2004 Wellstone had received $45,000 from Arrakis for the issuance of 74,695 restricted shares. The agreement was renewed for 90 additional days on April 1, 2004 and for 30 additional days on July 1, 2004. An additional $60,000 was received in the quarter ended June 30, 2004, against issuance of 48,119 shares. In addition, the fund advanced $45,000 in cash as of June 30, 2004, for credit against issuance of shares in the quarter ended September 30, 2004.


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



                                            PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS  -  None

Item 2.          CHANGES IN SECURITIES - See Item 4.
                 ---------------------

Item 3.          DEFAULTS UPON SENIOR SECURITIES - None
                 -------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On June 2, 2004, stockholders holding 53,802,000 shares of common stock authorized an amendment to the certificate of incorporation to effect an increase in authorized common shares to 300,000,000. An information statement was mailed to all non consenting stockholders, and the increase in authorized shares will be effected in the quarter ended September 30, 2004.

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


                                                         WELLSTONE FILTERS, INC.



Date:      August 13, 2004                         By:/s/ Learned Jeremiah Hand
                                                      -------------------------
                                                          Learned Jeremiah Hand,
                                                 CEO and Chief Financial Officer
                                                    (chief financial officer and
                                                     accounting officer and duly
                                                             authorized officer)