Form 10QSB
period 2004-09-30
WELLSTONE FILTERS INC /DE/
filed 2004-11-16
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-28161
         CIK Number 0001092802

                                              WELLSTONE FILTERS, INC.
              (Exact Name of small business issuer as specified in its charter)


                  Delaware                                        33-0619264
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                                    fication No.)

           1250 Crown Boulevard, Timberlake, North Carolina             27583
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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      237,467,991
----------------------------------                     -----------------------
Title of Class                                   Number of Shares outstanding
                                                      at September 30, 2004

Transitional Small Business Format     Yes            No    X

No exhibits included.



                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)

                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                           December 31,         September 30,
                                                                              2003                  2004
                                                                                                 (unaudited)


Current Assets - Cash                                                    $        3,109       $       67,385
Furniture and Equipment,
  net of accumulated depreciation                                                 7,211                4,960
                                                                         --------------       --------------

    Total Assets                                                         $       10,320       $       72,345
                                                                         ==============       ==============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                   $       25,389       $       32,891
      Accrued interest on related party notes payable                            10,991               14,543
      Related Party Notes payable                                                59,200               59,200
      Related Party Accounts Payable                                             30,224               31,584
                                                                         --------------       --------------
      TOTAL CURRENT LIABILITIES                                          $      125,804       $      138,218

Committments and Contingencies									 --			    --


SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                       --                   --

Common Stock, $.001 par value; 300,000,000 shares
      authorized; 236,968,200 and 237,467,991 shares
      issued and outstanding                                                    236,968              237,468

Additional paid-in capital (deficiency)                                       (207,468)            6,882,032

Deficit accumulated during development stage                                  (144,984)          (7,185,373)
                                                                         --------------       --------------

      TOTAL SHAREHOLDERS' DEFICIT                                             (115,484)             (65,873)
                                                                         --------------       --------------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT                              $       10,320       $       72,345
                                                                         ==============       ==============

                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)
                                       Consolidated Statement of Operations
                                                    (unaudited)

                                          Three Months Ended       Nine Months Ended
                                                                                                         Cumulative
                                              September  30,           September 30,
                                                                                                         amounts since
                                           2004          2003               2004             2003          inception


Revenues                             $         --  $          --     $          --  $          --  $             --

General and
  Administrative expense             $     51,714  $      41,821     $      96,837  $      53,752           230,706
Stock Compensation expense              6,300,000             --         6,940,000             --         6,940,000
Interest expense                            1,184            584             3,552          1,752            14,667
                                     ------------  -------------     -------------  -------------  ----------------

Loss before
  income taxes                        (6,352,898)       (42,405)       (7,040,389)       (55,504)       (7,185,373)

Income tax                                     --             --                --             --                --
                                     ------------  -------------     -------------  -------------   ---------------


Net (Loss)                           $(6,352,898)  $    (42,405)     $ (7,040,389)  $    (55,504)  $    (7,185,373)
                                     ============  =============     ============   =============  ================

Loss per share:
  basic and diluted                  $      (.03)  $       (.00)     $       (.03)  $       (.00)
                                     ============  =============     =============  =============

Weighted average
 shares outstanding                   237,407,000    236,968,000       237,252,000   236,968,000
                                     ============  =============     ===========================




                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)
                                       Consolidated Statement of Cash Flows
                                                    (unaudited)

                                                                                                   Cumulative
                                                                                                 From inception
                                                                                                February 17, 1998
                                                         Nine Months Ended                             to
                                                               September 30,                     September 30
                                                       2004                 2003                   2004
Cash flows from operating activities:

Net loss                                          $       (7,040,389)     $    (55,504)           $   (7,185,373)
 Depreciation                                                  2,251             2,255                     6,207
 Stock options issued for services                         6,940,000               --                  6,940,000
 Rental expense forgiven by board member                         --             12,600                    29,400
 Increase in accounts payable                                 7,502              2,000                    32,891
 Increase in accrued interest on related party notes payable  3,552              1,752                    14,543
 Increase in related party accounts payable                  46,360             20,184                    65,417
                                                  -----------------    --------------               ------------

 Net cash used in operating activities                      (40,724)           (16,713)                  (96,915)

Cash flows from investing
  activities                                                    --                  --                        --

Cash flows from financing activities:
  Proceeds from sale of common stock                       105,000                  --                   105,000
  Members' contribution                                         --                  --                       100
  Proceeds from related party notes payable                     --              20,000                    59,200

Net cash provided by financing activities                 105,000               20,000                   164,300
                                                -----------------    -----------------              ------------


Net increase in cash                                       64,276                3,287                    67,385

Cash, beginning of period                                   3,109                  989                        --
                                                 ----------------    -----------------         -----------------

Cash, end of period                              $         67,385       $        4,276      $             67,385
                                                 ================     ================         =================

                                See accompanying Notes to Financial Statements.

                                               WELLSTONE FILTERS, INC.
                                        (A Company in the Development Stage)

                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (UNAUDITED)
                                                 September 30, 2004
1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

         Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The
         Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 70,000,000 shares of the Registrant's Common Stock. In addition, the Company issued 5,968,200 shares of common stock in cancellation of debt and issued 499,791 shares for cash of $150,000. All share amounts are after giving effect to a 5-for-1 forward stock split effected in July 2003, a .40 for one stock dividend effected in October 2003 and a 3-for-1 forward stock split effected in September 2004.

         The stockholders of Wellstone, after the acquisition, owned the majority of the combined company. Accordingly, the combination was accounted for as a reverse acquisition whereby, for accounting purposes, Wellstone is the accounting acquirer and Registrant is the accounting acquiree. Registrant and Wellstone are collectively referred to as (the Company). The Company has adopted a December 31 year end. The financial statements from inception through May 25, 2001, are those of Wellstone, LLC, the accounting acquirer. Subsequent to May 25, 2001, the financial statements reflect the consolidated position and operations of Wellstone Filters, Inc. (Registrant) and Wellstone LLC.

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

         In October the Company entered into an agreement with another fund under which it will receive $1.5 million in debt financing plus warrants, and the agreement with Arrakis was not renewed. The $1.5 million is believed by management to be sufficient for our working capital needs for at least the next 12 months.

2.       Related Party Notes Payable

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $10,991 and $14,543 at December 31, 2003 and September 30, 2004, respectively.

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

                                                       Three Months Ended                Nine Months Ended
                                                           September 30                      September 30,
                                                        2003         2004               2003                2004
                                                        ----         ----               ----                 ----

         Net loss, as reported               $       (42,405)  $(6,352,898)   $      (13,099)     $   (7,040,389)

             Stock-based employee
             Compensation expense
         Included in reported net
             loss, net of related tax
             Effects                                     --      6,300,000               --            6,300,000
                Deduct:
           Total stock-based employee
            Compensation  expense
               determined under fair
               value based method for all
           awards, net of related tax effects            --      8,580,488              (330)           8,580,488
                                                   --------      ---------         ----------       --------------

         Pro forma net (loss) income                (42,405)    (8,633,386)           (13,429)         (9,320,877)
                                               ------------    ------------       -----------     ---------------

         (Loss) earnings per share:
           Basic and diluted - as reported    $          --     $     (.03)       $       --       $         (.03)
                                               -------------     ----------          --------         -----------


           Basic and diluted - pro forma     $           --     $     (.04)       $       --        $        (.04)
                                             --------------     -----------          --------          ----------


4.       Weighted Average Shares

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 27,825,000 and 525,000 shares of common stock at prices ranging from $.0007 to $.10 per share were outstanding at September 30, 2004 and 2003, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

5.       Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2004.

         During the nine months ended September 30, 2004, the Company satisfied $45,000 of related party accounts payable through the issuance of common stock.

         During the nine months ended September 30, 2003, the Company received a contribution of capital of $12,600, for the use of office space provided by an officer and board member of the Company. The arrangement for the use of office space was mutually terminated on September 30, 2003.

         Prior to January 1, 2003 the Company :
o        recorded a contribution of capital of $16,800.
o acquired furniture and equipment in exchange for an increase in related party accounts payable of $11,167 o issued 5,968,200 shares of common stock in settlement of $2,842 of debt.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Wellstone's Strategic Direction

         In the quarter ended September 30, 2004 Wellstone determined to augment its strategic focus. Wellstone's original plan was to license its proprietary cigarette filter technology to existing cigarette manufacturers. Because we believe our filter compound removes certain carcinogens, Wellstone believed that incorporation of our compound into currently marketed brands would be the quickest way to bring its Wellstone Filters to the smoking public. After a review of the tobacco marketplace, Management determined to join the group of small manufacturers who have gained market share in recent years (estimated by some to be 12% of total US 2003 market) in this multi-billion dollar market. We intend to offer a product or products within the discount segment of the market. Sales of the Wellstone brand are expected to begin in the second quarter of calendar 2005.

         Wellstone intends to market cigarettes that are lower in tar yet do not compromise and may enhance the pleasurable effects of smoking. Wellstone's strategic plan as well as its philosophy is based on two facts: First, that quitting smoking can be difficult. Second, smokers do not apparently focus much attention on tar levels. In 2002, 64% of all cigarettes sold in the United
States were high (more than 10 mg) in tar, according to industry reports. Wellstone believes that part of the reason smokers prefer high tar cigarettes is because of taste. The goal of Wellstone is to reduce tar and certain associated carcinogens without affecting taste. We believe smokers will try Wellstone for its lower price, and come back for its taste.

         Wellstone will be the only small (less than $50 million in sales) US cigarette manufacturer which is publicly traded. The remainder of the small manufacturers in the industry are privately held or foreign. Management believes Wellstone's access to the US capital markets will assist Wellstone in its goal to become the largest company in the growing discount cigarette market. However, there can be no assurance that Wellstone's access to US capital markets will provide the necessary financing to build and grow the business.

         Management has not abandoned its plan to license the formulation, and continues discussions with industry players. Management has determined that manufacturing and distributing a Wellstone line of cigarettes will be in the best interests of its stockholders, particularly if Wellstone is able to successfully market its brand. The successful launch of a Wellstone brand should add significant value to the company. More importantly, the success of a Wellstone brand will, it is anticipated, lead the way for other manufacturers to utilize the filter in their own cigarettes under a Wellstone license.

Timetable to Market

         Management has adopted an accelerated plan to bring the Wellstone brand to market. Our target, originally June 2005, has been advanced to April 2005 due to earlier than expected progress. In furtherance of its marketing plans, Wellstone has

         O Relocated from New York to North Carolina to avail itself of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. The office space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina, approximately 20 miles from Durham.

         O        Enlarged its management team by adding an experienced COO and
CFO from one of the major
manufacturers

         O Completed design of its packaging. This is a crucial step since the Federal Trade Commission must review and approve package design.

         O        Sourcing production capability for our cigarettes and the
filter incorporating our patented
technology

         O Formulating distribution plans and are in engaged in discussions with distributors.

         Management believes that its timetable for first sales in April 2005 is feasible. Our projected net sales for the first twelve months of sales is $11.1 million and $31.7 million for the second twelve months of sales. We expect a loss from operations of $423,000 for the first year of sales and net operating income of approximately $1 millon for the second year. If we commence first sales in the beginning of April 2005, sales for calendar 2005 are projected at $6 million with an operating loss of $500,000.

Results of Operations

         Wellstone has not yet commenced sales of its products. Sales are not expected until the second quarter of 2005. Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology. Substantially all of our losses for the three and nine months ended September 30, 2004 are the result of stock compensation expense for the issuance of stock options. . In the quarter ended June 30, 2004 options were issued to a scientific advisor to purchase 4,800,000 shares at a price of $.0007 per share resulting in expense of $640,000 during the quarter. In September 2004 options to purchase 22,500,000 shares at $.10 per share were issued to two officer employees. These options were issued at a price less than the trading price on the date the options were issued resulting in an expense of $6,300,000 during the quarter. General and administrative expenses increased in the quarter ended September 30, 2004 by 24% as compared to the September 30, 2003 quarter, and increased by 80% in the quarter ended September 30, 2004 as compared to the September 30, 2003 quarter, as the Company intensified its developmental and marketing efforts. General and administrative costs will increase in future quarters as a result of leasing new offices in North Carolina, hiring new employees including a Chief Financial and Operating Officer who has already been hired, administrative, marketing and technical employees, and increased travel and office expenses related to the company's expansion into cigarette manufacturing. We anticipate that by the beginning of calendar 2005 our general and administrative expenses will be approximately $90,000 per month.

Liquidity and Capital Resources

      We have never earned revenues from operations. Through October 31, 2004, our operations were being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances and financings from the related party, including accrued interest, totaled $90,784 and $89,424 as of September 30, 2004 and December 31, 2003. On January 2, 2004, we entered into a funding agreement with Arrakis Select, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through September 30, 2004 Wellstone had received $105,000 from Arrakis for the issuance of 368,442 restricted shares and satisfied $45,000 of advances payable to Arrakis in exchange for 131,349 restricted shares.

      In October the Company entered into an agreement with another fund under which it will receive $1.5 million in debt financing plus warrants, and the agreement with Arrakis was not renewed. The $1.5 million is believed by management to be sufficient for our working capital needs for at least the next 12 months.

         We do not have any agreements or understandings with respect to additional sources of capital. We have not identified any potential additional sources. If needed for our business we may need to raise other funds in the near future.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that Wellstone's ability to raise significant additional amounts of financing, will be dependent on favorable capital markets and also on obtaining significant sales, and other risks inherent in the business as discussed under the caption "Risks and Uncertainties" in our Form 10-KSB for the year ended December 31, 2003 may affect the outcome of Management's plans.

         When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the "Risks and Uncertainties" set forth below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB.

Risks and Uncertainties

         Substantially all of our revenues are expected to be derived from sales in the United States. The U.S. cigarette business has been contracting in recent years. If the U.S. cigarette market continues to contract, it could adversely affect our potential future sales, operating income and cash flows.

         We have no firm contracts with distributors. We have not yet entered into firm contracts for the distribution of our new cigarette lines.

         FTC Approval for package design is pending. We might not obtain FTC approval for our packaging.

         To date we have only manufactured the filter material in small batches. Problems in purchasing equipment, establishing manufacturing facilities and meeting demand could be expected. If we cannot produce filter material or outsource production we cannot obtain sales revenues.

         Competition could prevent us from meeting our objectives. The cigarette industry is highly competitive. We will encounter competition from major cigarette manufacturers as well as smaller discount manufacturers, foreign imports, counterfeits and contraband cigarettes. Competition will affect our ability to market our product.

         Our cigarettes may not be accepted by smokers. Smokers may decide not to purchase tobacco products made with our filters due to taste or other preferences.

         The cigarette industry is subject to substantial and increasing regulation and taxation. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect the market for our product. The state of New York has promulgated fire safety requirements for cigarettes as well. We have not determined the impact of these regulations.

         There are currently several pending legal actions affecting the tobacco industry, including proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes. We may be named as a defendant in the future. We are unable to determine the effect of any litigation at this time.

         We intend to hire experienced personnel for sales and marketing and for administration, and to integrate, motivate and retain such additional highly skilled sales, technical and other employees.

         We may not be able to protect our patent against infringement. Litigation to defend our patent rights could result in substantial cost.

Item 3. CONTROLS AND PROCEDURES.

(a)      Evaluation of disclosure controls and procedures.

                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)      Changes in internal controls over financial reporting.

                  During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                             PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004 the registrant issued 131,349 restricted shares to Arrakis Select, a private investment fund, for cash of $45,000. No underwriter was involved. The transaction was exempt from registration under Section 4(6) of the Securities Act of 1933 since the purchaser is an accredited investor and there was no public solicitation or advertising.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On June 2, 2004, stockholders holding 39,000,000 (post-split) shares of common stock authorized an amendment to the certificate of incorporation to effect a three-for-one forward stock split and an increase in authorized common shares to 300,000,000. An information statement was mailed to all non consenting stockholders, and the amendment and forward stock split was effective for shareholders of record as of September 27, 2004 with a payable date of October 5, 2004.

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
31.                   Certifications
31.1                  Certification of Learned J. Hand
31.2     Certification of Samuel Veasey, Chief Financial Officer.
32.    Certifications
32.1     Certification pursuant to 18 U.S.C. Section 1350 of Learned J. Hand
32.2      Certification pursuant to 18 U.S.C. Section 1350 of Samuel Veasey


         Reports on Form 8-K--None.

                                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        WELLSTONE FILTERS, INC.



Date:      November 15, 2004                               By:/s/ Samuel Veasey
                                                              -----------------
                                                              Samuel Veasey,
                                                        Chief Financial Officer
                                                   (chief financial officer and
                                                     accounting officer and duly
                                                             authorized officer)