Form 10QSB/A
period 2004-06-30
WELLSTONE FILTERS INC /DE/
filed 2004-12-10
CIK 1092802

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

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                     December 31,           June 30,
                                                                                         2003                 2004
                                                                                                            (unaudited)
Current Assets - Cash                                                               $        3,109       $      109,349
Furniture and Equipment,
  net of depreciation                                                                        7,211                5,709

              Total Assets                                                          $       10,320       $      115,058


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                               $       25,389       $       23,890
     Accrued interest on related party notes payable                                        10,991               13,359
     Related Party Notes payable                                                            59,200               59,200
     Related Party Advances Payable                                                         30,224               76,584


     TOTAL CURRENT LIABILITIES                                                      $      125,804       $      173,033

     Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
     authorized; 78,989,400 and 79,112,214
   shares issued and outstanding                                                            78,989               79,112

Additional paid-in capital (deficiency)                                                   (49,489)              695,388

Deficit accumulated during development stage                                             (144,984)            (832,475)


     TOTAL SHAREHOLDERS' DEFICIT                                                         (115,484)             (57,975)



TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT                                        $       10,320       $      115,058
















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




                                                         WELLSTONE FILTERS, INC.
                                                  (A Company in the Development Stage)
                                                    Consolidated Statement of Cash Flows
                                                              (unaudited)
                                                                                          Cumulative
                                                             Six Months Ended		From Inception
                                                                 June 30,		(February 17, 1998)

                                                           2004            2003 	to June 30, 2004




Cash flows from operating activities:

      Net loss                                         $   (687,491)    $    (13,099)  $   (832,475)
      Depreciation                                             1,502            1,503         5,458
      Stock options issued for
       services                                              640,000               --       640,000
      Rental Expense forgiven by
        other board member                                        --            8,400        29,400
      Decrease in accounts payable                           (1,499)               --        23,890
      Increase in accrued interest
        on related party notes payable                         2,368            1,168        13,359
      Increase in related party
        accounts payable                                      46,360           10,450        65,417


           Net cash provided by
            (used in) operating
            activities                                         1,240            8,422       (54,951)

Cash flows from investing activities					--		     --            --

Cash flows from financing
  activities

      Proceeds from sale of common stock                     105,000               --       105,000

           Net cash provided by financing
           activities                                        105,000               --       105,000


Net increase (decrease) in cash                              106,240            8,422       109,349

Cash, beginning of period                                      3,109              989            --

Cash, end of period                                    $     109,349    $       9,411    $  109,349


























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



         Net loss, as reported                                                $       (13,099)     $     (68,491)

                Deduct:
           Total stock-based employee compensation
           expense determined under fair
                  value based method for all
           awards, net of related tax effects                                           (330)                  --
                                                                              -------------       ---------------

         Pro forms net (loss) income                                                  (13,429)           (687,491)
                                                                              ---------------     ---------------

         (Loss) earnings per share:
           Basic and diluted - as reported                                    $            --     $         (.01)
                                                                              ---------------     ---------------

           Basic and diluted - pro forma                                      $            --     $         (.01)
                                                                              ---------------     ---------------

         For the three months ended June 30, 2004 and 2003 there was no proforma stock based employee compensation related to employee stock options and warrants.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         We have never earned revenues from operations. Currently our operations are being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances, including accrued interest, totaled $149,143 and $70,415 as of June 30, 2004 and December 31, 2003. Until we can enter into contracts with one or more strategic partners, we will continue to have limited operations. On January 2, 2004, we entered into a funding agreement with Arrakis Select Fund, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select Fund agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through March 25, 2004 Wellstone had received $45,000 from Arrakis for the issuance of 74,695 restricted shares. The agreement was renewed for 90 additional days on April 1, 2004 and for 30 additional days on July 1, 2004. An additional $60,000 was received in the quarter ended June 30, 2004, for the issuance of 48,119 shares. In addition, the fund advanced $45,000 in cash as of June 30, 2004, for credit against issuance of shares in the quarter ended September 30, 2004, and is included in related party advances payable.


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

Item 3. CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2004, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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


                                                         WELLSTONE FILTERS, INC.



Date:      December 9, 2004                         By:/s/ Samuel Veasey
                                                      -------------------------
                                                         Samueal Veasey
                                                    Chief Financial Officer
                                                    (chief financial officer and
                                                     accounting officer and duly
                                                             authorized officer)