Form 10KSB
period 2004-12-31
WELLSTONE FILTERS INC /DE/
filed 2005-04-15
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from                     to
                                       -------------------    ------------------

Commission file number 0-28161
CIK 0001092082

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

       Delaware                                         33-0619264
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


250 Crown Boulevard          Timberlake, North Carolina                27583
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:             (336) 597-8300
                                                             -----------------
Securities registered pursuant to Section 12(b) of the Act:           None
                                                             -----------------

Securities registered pursuant to
Section 12(g) of the Act:                          Common Stock, par value $.001
                                                   -----------------------------

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES   X        NO
                                                          -----         -----

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2004 was $32,925,698 based on a closing bid price of $1.35 per share as of March 25, 2004

         The number of shares outstanding of the issuer's classes of Common Stock as of February 28, 2005:

Common Stock, $.001 Par Value - 252,542,991 Shares
--------------------------------------------------

Transitional Small Business Disclosure Format           YES            NO   X
                                                            -----         -----

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

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

General

         Wellstone Filters, LLC ("Wellstone LLC") was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company. Cerami Consulting Corp was investigating the negative health impact of cigarette smoking and as an outgrowth of this work, they decided to investigate the possibility of developing a filter technology that would remove carcinogens without impacting flavor. As a result of their research, Cerami Consulting has filed for US and international patents on the technology and licensed it and related patents to Wellstone LLC for potential commercialization. Two US patents have been issued ((1) U.S. Patent 6,119,701: filed - Feb 13 1998: issued- September 19 2000:
valid until 2018 and (2) US patent 6,615,842: filed-June 26, 2000: issued-September 9, 2003: valid until 2020. International patents are pending.

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

         On May 25, 2001, Wellstone LLC was acquired by Farallon Corporation, a publicly reporting corporation formed solely to seek for and make an acquisition. Farallon Corporation acquired all of the outstanding membership interests of Wellstone LLC in exchange for 210,000,000 common shares of Farallon Corporation. In addition, Farallon Corporation issued 5,968,200 shares of common stock in cancellation of debt. As a result of the merger, the members of Wellstone LLC own the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, under which, for accounting purposes, Wellstone LLC is the accounting acquiror, and Farallon Corporation is accordingly the accounting acquiree. As is customary in a reverse acquisition, only the historical financial statements of Wellstone LLC, the accounting acquiror, are presented for periods prior to the acquisition. Farallon Corporation, incorporated in 1994, subsequently changed its name to Wellstone Filters, Inc. References to Wellstone in this prospectus refer to the combined entity.

         Wellstone determined to augment its strategic focus. Wellstone's original plan was to license its proprietary cigarette filters technology to existing cigarette manufacturers. Because we believe our filter compound reduces the amount of certain known carcinogens, Wellstone believed that incorporation of our compound into currently marketed brands would be the quickest way to bring its Wellstone Filters to the smoking public. After a review of the tobacco marketplace, management determined to join the group of small manufacturers who have gained market share in recent years (estimated by some to be 12% of total US 2003 market) in this multi-billion dollar market. Sales and marketing of the Wellstone brand are expected to begin in the second quarter of calendar 2005.

         Wellstone has also developed packaging materials and tobacco blends for a full line of Wellstone cigarettes. Wellstone will continue to pursue incorporation of our filter onto existing cigarette brands, and it will also sell its own line of Wellstone cigarettes.

         Wellstone intends to market cigarettes that are lower in tar yet do not compromise and may enhance the pleasurable effects of smoking. Wellstone's strategic plan as well as its philosophy is based on two facts: First, that quitting smoking can be difficult. Second, smokers do not apparently focus much attention on tar levels. In 2002, 64% of all cigarettes sold in the United States were high in tar, according to industry reports. Wellstone believes that part of the reason smokers prefer high tar cigarettes is because of taste. The goal of Wellstone is to reduce tar and certain associated carcinogens without affecting taste. We believe smokers will try Wellstone for its lower price, and come back for its taste.

         In October, 2004 Wellstone entered into an agreement with a fund under which Wellstone received $1,500,000 in debt financing plus restricted warrants. The debt bears interest at 4% payable on maturity. The $1,500,000 is believed by management to be sufficient for our working capital needs for at least the next 12 months.

         On January 5, 2005, Wellstone created a wholly owned subsidiary operating company, Wellstone Tobacco, Inc., a North Carolina corporation.

         On December 21, 2004, Wellstone licensed the rights to manufacture, market and distribute the Silverton cigarette brand. Silverton was previously introduced to the market, and the acquisition of these rights allows Wellstone to market a discount cigarette to its customers alongside the Wellstone Brand. The Company will also utilize the considerable expertise of its management team in the tobacco industry and believes the Silverton brand will complement its efforts to introduce the Wellstone line into the cigarette market. On December 28, 2004, Wellstone entered into an agreement to allow H&S Marketing to sell Silverton cigarettes in Florida, with options to expand into Texas.

         On December 26, 2004, Wellstone entered into an agreement with Gesicht-Taube, a Kiev, Ukraine based distributor, to market and sell the Silverton brand in Ukraine, with expansion into Russia and Eastern Europe.

Risks and Uncertainties


We are still in the Research and Development Stage and have not received any revenues.

         To date, Wellstone's activities have been limited to research and development, product testing and initial marketing. We have not received any revenues or income since inception and, even though sales and marketing of the Wellstone brand are expected to begin in the second quarter of calendar 2005, Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.


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

         To date we have only manufactured the filter material in small batches. Problems in purchasing equipment, establishing manufacturing facilities and meeting demand can be expected. Problems in contracting out production can also be expected. If we cannot produce filter material or outsource production we cannot go to market with our own brand nor can the filter be used in existing brands.

Competition could prevent us from meeting our objectives.

         The cigarette industry is highly competitive. We encounter competition from developers of low-carcinogen tobacco and developers of other filter technology, which may have substantially greater financial, manufacturing, marketing and other resources than we do. Another company could develop filter technology similar to ours. Competition will affect our ability to market our product and obtain financing. As we enter the cigarette market ourselves with the Silverton and Wellstone brands, we will be subject to the competition in that market, which has been growing and which has encountered increasing pressure due to price discounting.

Our cigarettes and the cigarettes using our filter may not Be Accepted by Smokers.

         Our filter and the Wellstone brand utilizing it may not be accepted ultimately by adult smokers. Adult smokers may decide not to purchase our brand or any tobacco product made with our filters due to taste or other preferences, and sales of filters with our technology would be adversely affected.

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

         If we are successful in obtaining market acceptance for our products, we will be required to manage substantial volume from our customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to find a suitable manufacturer for our brand and filters. We or any person contracted with to produce our products in commercial quantities might not be able to overcome the challenge of setting up any production operations, and our personnel, systems, procedures and controls might prove inadequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

We may not be able to protect our patent against infringement.

         Our success in commercially exploiting our proprietary technology depends in large part on our ability to defend our issued patent, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries. Our primary patents have only issued in the United States and not in foreign jurisdictions. If international patents are not issued, it would adversely affect our competitive advantage, with respect to sales outside the United States.

         Patent positions, including our patent positions (owned or licensed) are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Such licensing agreements, if required, may be unavailable on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from pursuing the development or commercialization of our products. It is possible that there exists an issued or pending patent which conflict with or potentially infringe on our patent.

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

         We depend upon the continued services of our senior management for our continued success. The loss of the Company's Chief Executive Officer, Learned Jeremiah Hand, or the Company's Chief Financial Officer, Samuel Veasey could have a serious negative impact upon our business and operating results. We do not have an employment agreement with Mr. Hand or with Mr. Veasey, and we have not obtained "key-man" life insurance with respect to either of their lives.

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

         The Penny Stock rules apply to the trading of our stock. Wellstone's common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board. Consequently, the liquidity of Wellstone's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of Wellstone, and lower prices for Wellstone's securities than might otherwise be attained.

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

         Management owns 179,433,000 shares, or 71.1% of the outstanding shares. Management is able to elect all the board of directors and otherwise control Wellstone and its operations, and other shareholders will have little, if any control over Wellstone's management. The concentration of control in management will discourage takeover attempts such as tender offers, and the purchase of shares by persons who wish to acquire control of Wellstone. Stockholders will likely not be able to benefit from a rise in share prices which usually accompanies hostile takeovers. .

We could change the strategy we outline in this report.

         Although we have no current plan to do so, we may change our strategy for the development and marketing of the 3C904 technology in the future. Our business plan might not be implemented as set forth herein.

The Tobacco and Cigarette Industry

         Annual U.S. sales of cigarettes in 2003 were 401 billion. Approximately
44.5 million adult Americans smoke; worldwide, the figure is estimated to be 1.1 billion people. The market share of five major U.S. cigarette manufacturers in 2004 was as follows:

                                                          U.S. Market Share
                  Phillip Morris Cos., Inc.                     50.4%
                  RJ Reynolds                                   32.0%
                  Lorillard                                      9.3%
                  Commonwealth                                   3.1%
                  Liggett & Meyers                               2.6%
                                                              -------
                     Total                                      97.4%
                                                                =====

Filters

         Almost all cigarettes sold are filtered. Worldwide, 93% of the 5.3 trillion cigarettes sold in 1999 were filtered. Four types of material are used in filters: cellulose acetate (68%), polypropylene (21% primarily in China) pure cellulose (less than 1%), and granular additive filters such as activated charcoal (1%). Activated charcoal filters are efficient having been proven to reduce carcinogenicity. However, activated carbon filters also remove much of the taste and nicotine, and have probably not become more popular due to this reason. In management's opinion, the development of a "safe" or "safer" cigarettes has been slow due to two factors. First, the manufacturers had no interest in developing "safer" cigarettes since to do so would be an admission that smoking was prejudicial to health, which would adversely impact sales and lead to liability. We think this is no longer a factor due to overwhelming consensus that smoking is unhealthy, and the 1998 settlement between the state governments and the tobacco companies.

         Second, an effective filter (such as activated charcoal) also is likely to remove that substance in tobacco smoke which makes smoking a pleasurable or addictive habit - nicotine.

         Cigarette manufacturers produce their own filters, or purchase from outside manufacturers, principally Filtrona Richmond, Inc.

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

Our filter removes certain carcinogens

         Our filter material works by trapping nucleophiles in tobacco or produced during combustion and is the subject of U.S. Patent 6,119,701, "Methods, agents and devices for removing nucleophilic toxins from tobacco and tobacco smoke", issued September 19, 2000, to Anthony Cerami, Dr. Carla Cerami Hand M.D./Ph.D. and Dr. Peter Ulrich Ph.D, all shareholders, and of U.S. Patent 6,615,842 "Methods for removing nucleophilic toxins from tobacco smoke" issued September 9, 2003 to Anthony Cerami, Dr. Carla Cerami Hand M.D./Ph.D. and Dr. Peter Ulrich Ph.D, all shareholders. Compounds in the filter material include periodate-oxidated (dialdeyhde) devivaties of the polysaccarides cellulose, starch and agarose.

         We intend to sell and market our own cigarette brand, to sell filters directly to manufacturers to be integrated into their own cigarette brands, and to "roll your own" manufacturers.

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

Marketing

         We have engaged in preliminary discussions with several manufacturers in the tobacco industry. We think that an independent cigarette test will be necessary in order to proceed further with negotiations with any manufacturer. This test will cost an estimated $35,000. Even if our filter technology continues to be proven effective, we think that its success depends on the taste of the product and whether or not smokers will be perceived to value a filter that removes nearly all carcinogens. Manufacturers have demonstrated some interest in "healthier" cigarettes. See "Competition."

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

         Philip Morris is now test-marketing a new cigarette brand, Marlboro Ultra Smooth, which contains a new carbon filter that was presumably designed to help filter out certain toxins in cigarette smoke and to therefore reduce exposure to these toxins. However, Philip Morris is not making any reduced risk or reduced exposure health claims.

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

         Sekaps Bio Filter uses activated charcoal integrated with bovine hemoglobin (cow's blood). Over 40 million of these filters are employed each year, primarily in Russia and Europe. We believe that all or almost all of the BioFilter's efficacy results from its activated charcoal components, and in our opinion this filter shares the defects of activated charcoal filters in general, of adversely affecting taste.

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

Intellectual Property

         The technology fundamental to Wellstone is protected under U.S. Patent number 6,119,701, entitled "Methods, agents and devices for removing nucleophilic toxins from tobacco and tobacco smoke," by Cerami et al., and issued to the Cerami Consulting Corporation. This patent was filed on February 13, 1998, and approved on September 19, 2000. Therefore, Wellstone has controlling rights to the technology on which it is based until February 13, 2018, according to current U.S. Patent law. A second US patent was issued to Cerami Consulting Corporation and licensed to Wellstone: U.S. Patent U.S. Patent number 6,615,842, entitled "Methods for removing nucleophilic toxins from tobacco smoke" by Cerami et al., and issued to Cerami Consulting Corporation. This patent was filed on June 26, 2000 and issued on September 9, 2003. Therefore, Wellstone has controlling rights to the technology on which it is based until June 26, 2020, according to current U.S. Patent law.

Employees

         As of December 31, 2004, we had 3 full time and 2 part time employees. We consider our relations with our employees to be satisfactory. No union represents any of our employees.

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

         The sale of tobacco products is subject to taxation in all fifty states. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not manufacturers or suppliers of components such as filters and therefore we have no liability for such taxes. In addition, cigarettes are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes has been steadily increasing. Additionally, state excise taxes range from $.031 per pack in Kentucky to $2.46 per pack in Rhode Island. These taxes could adversely affect cigarette sales in the future and our potential revenues.

         Tobacco production in the United States is subject to government controls, including the tobacco-price support and production control programs administered by the United States Department of Agriculture (the "USDA"). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA") was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota-holders. The cost of the buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of pool stock tobacco accumulated under the previous tobacco price support program. Wellstone's share of tobacco pool stock losses will be minimal.

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

         We intend sell cigarettes and to supply filters which make cigarettes less prejudicial to health, Wellstone could be liable for personal injury to consumers. Even if we believe such lawsuits are without merit, the cost of defense or settlement of lawsuits could be substantial.

Item 2.  DESCRIPTION OF PROPERTY

         Until September 3, 2003, we rented a minimal amount of office and a lab room of 1,200 square feet space of an affiliate, Kenneth Warren Institute. From October 1, 2003 through November 30, 2004 we used a minimal amount of office space provided by our chief executive officer at no cost. The agreed upon value of the facilities at the Warren Institute was $1,400 per month which was accrued from January 2002 to September 30, 2003. No rent was paid to the Warren Institute; however, Wellstone recorded rent expense for the use of the facilities and a contribution to capital by principal shareholder of $1,400 per month. We also use lab space provided from time to time under agreement with our director of research as part of his compensation. On November 30, 2004 we relocated from New York to North Carolina to avail ourselves of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. The office space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina, approximately 20 miles from Durham. Monthly rental is $2,250.00 per month, on a month to month basis.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II


Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

         (a)  Market Information

         The Company's Common Stock has traded on the OTC Bulletin Board under the symbol WLSF.ob since May, 2003. The high and low sales prices for the common stock were as follows:

         Quarter Ended                                   High            Low

         December 31, 2004                               $1.90           $ .54
         September 30, 2004                              $ .80           $ .21
         June 30, 2004                                   $ 1.88          $ .26
         March 31, 2004                                  $ .58           $.12
         December 31, 2003                               $ .20           $.12
         September 30, 2003                              $.18            $..07
         June 30, 2003                                   $.01            $.00

         All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         (b)  Holders

         As of April 1, 2005, there were approximately 129 record holders of Company common stock.

         (c) Dividends

         The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

         (d) Equity Compensation Plans

         Equity Compensation Plan Information as of December 31, 2004

                                                                                  Number of Securities
                                                                        (b)       remaining available
                                   (a)                    Weighted Average        for future issuance
                            Number of securities          exercise price of           under equity
                           To be issued upon              outstanding options      compensation plans
                           exercise of existing            reflected in          (excluding securities
                                Options                      column (a)              Plan Category



Equity compensation           31,825,000                      $.0046                       10,175,000
Plans approved by
Security holders

Equity compensation                    0                           0                                0(1)
Plans not approved
By security holders

Total                        31,825,000                       $.0046                       10,175,000

         (1) After December 31, 2004, the board of directors reserved 2 million shares of common stock for issuance to employees, consultants or advisors for services which will be recorded at fair market value as of the date of issue.

         (e) Sales of Unregistered Securities during the year ended December 31, 2004

         During the quarter ended December 31, 2004, as reported in a Form 8-K dated November 30, 2004, the Registrant issued its $1.5 million dollar promissory note due December 31, 2006 to Carlson Group, Ltd. The note bears interest at 4% (effective interest rate of 38%), payable on maturity. In addition, the Registrant issued warrants to purchase 3,240,000 shares of common stock at a price of $.50 per share (approximately 80% of the market value of the common stock on the date of the funding commitment), resulting in a debt discount of $1,020,000 based on the relative fair value of the warrants. The warrants are exercisable for 5 years and have piggyback registration rights. The consideration for the note and the warrants is $1.5 million in cash received by the Registrant. No underwriter was involved. The transaction was exempt from registration under Section 4(6) of the Securities Act of 1933 since the purchaser is an accredited investor and there was no public solicitation or advertising.

         In the year ended December 31, 2004, Wellstone issued restricted shares for cash to Arrakis Select, Inc. In accordance with the Funding Agreement between Wellstone and Arrakis dated January 2, 2004, the purchase price for each issuance was fixed at 100% of the closing bid price of the common stock on the 15th day of the month in which funding was received. No underwriter was involved in this offering and no commissions were paid. The control person of Arrakis is a brother of an officer and director. The transactions were exempt from registration under Section 4(6) of the Securities Act of 1933 since the purchaser is an accredited investor and there was no public solicitation or advertising. Pursuant to the Funding Agreement, Arrakis agreed to provide Wellstone with its cash needs of approximately $15,000 per month for a period of 90 days, and the agreement was renewed for two additional 90 day periods (until September 2004) and then Wellstone agreed to accept $45,000 in October 2004 as the final installment.


Month of issuance          Cash purchase price       Number of Shares           Price per Share
-----------------          -------------------       ----------------           ---------------

January                            $15,000                   125,000                 $  .12
February                            15,000                    62,500                    .24
March                               15,000                    36,585                    .41
April                               15,000                    14,064                   1.067
May                                 15,000                    42,057                    .3567
June                                30,000                    88,236                     .34
July                                15,000                    45,000                     .333
August                              15,000                    54,879                     .2733
September                           15,000                    31,470                     .4766
October                             45,000                    75,000                     .60

                  Total           $195,000                   574,791

         (f) Company repurchases of common stock during the year ended December 31, 2004.

         There were no Company repurchases of common stock during the year ended December 31, 2004.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Management has adopted an accelerated plan to bring the Wellstone brand to market. Our target, originally June 2005, has been advanced to May 2005 due to earlier than expected progress. In furtherance of its marketing plans, Wellstone has relocated its corporate office from New York to North Carolina to avail itself of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. Wellstone has enlarged its management team by adding an experienced COO and CFO from one of the major manufacturers as well as a VP of Sales with extensive experience in the sale and marketing of cigarettes The Company has completed design of its packaging. This is a crucial step since the Federal Trade Commission must review and approve package design. Wellstone is in the process of sourcing production capability for our cigarettes and the filter incorporating our patented technology and is formulating distribution plans through discussions with distributors.

         Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, seeking to market the filter technology, and formulating a tobacco blend that delivers a satisfying smoking experience.

         Substantially all of our losses for the year ended December 31, 2004 are the result of stock-based compensation expense for the issuance of stock and stock options. During the year, options were issued to a scientific advisor to purchase 4,800,000 shares at a price of $.0007 per share resulting in expense of approximately $655,00. In addition, options to purchase 26,500,000 shares with exercise prices ranging from $.003 to $.01 per share were issued to three officer employees resulting in an expense of approximately $13,555,000. As the Company intensified its developmental and marketing efforts, general and administrative costs will increase in future quarters as a result of leasing new offices in North Carolina, hiring new employees including a Chief Financial and Operating Officer, administrative, marketing and technical employees, and increased travel and office expenses related to the company's expansion into cigarette manufacturing. As of March 31, 2005, our general and administrative expenses are approximately $90,000 per month.

Liquidity and Capital Resources

         We have never earned revenues from operations. Through October 31, 2004, our operations were being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances and financings from the related party, including accrued interest, totaled $115,509 as of December 31, 2004. On January 2, 2004, we entered into a funding agreement with Arrakis Select, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through October 31, 2004 Wellstone had received $195,000 from Arrakis for the issuance of 574,791 restricted shares.

         In October the Company entered into an agreement with another fund under which it received $1,500,000 in debt financing plus warrants, and the agreement with Arrakis was not renewed. The $1,500,000 is believed by management to be sufficient for our working capital needs for at least the next 12 months from the date of issue.

         Wellstone has obtained suppliers to manufacture its patented formulation in commercial quantities. These sources of supply will enable Wellstone to meet all foreseeable market demand for the Wellstone line as well as to supply other manufacturers who may choose to license the product. Because the formulation is unique to Wellstone's product, Wellstone has been required to specially source manufacturing to ensure that strict specifications can be met. Wellstone intends to use multiple suppliers to ensure a reliable supply.

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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan. However, Management believes that Wellstone's ability to raise significant amounts of financing will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

Item 7.  FINANCIAL STATEMENTS

         Wellstone's financial statements are appended to the end of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 8A.  CONTROLS AND PROCEEDURES

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2004, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

         The deficiencies in our internal controls related to accounting for equity transactions, including the issuance of stock for services, the issuance of stock options for services, and warrants issued in connection with debt. The disclosure controls deficiencies related to the statement of stockholders equity, footnote disclosure of information required by U.S. generally accepted accounting principles, including the stock option disclosure required by Statement of Financial Accounting Standards No. 148, and disclosure of the stock splits in the statement of stockholders' equity and the footnotes to the financial statements. The adjustments to record the issuances of stock and stock options for services or compensation and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Board of Directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

         There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

Item 8B.     OTHER INFORMATION

             Not applicable


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

          Jere E. Goyan                    73        Chairman
          Learned Jeremiah Hand            46        Chief Executive Officer and
                                                        Director
          Samuel M. Veasey                 60        Chief Operating Officer and
                                                        Chief Financial Officer

Jere E. Goyan, Chairman

         Dr. Jere E. Goyan, 73, has served as Chairman of the Company since January 2003. Dr. Goyan has served as President of Goyan and Hart Associates since January 1999. Dr. Goyan served as President and Chief Operating Officer of Alteon, Inc., a pharmaceutical company, from 1993 to 1998. From 1979 to 1981, Dr. Goyan served as Commissioner of the Food and Drug Administration. Dr. Goyan is currently Dean Emeritus and Professor Emeritus of the School of Pharmacy, University of California, San Francisco where he was Dean from 1967 to 1992 and a Professor from 1956 to 1992. Dr. Goyan is a member of numerous associations and served as President of the American Association of Colleges of Pharmacy in 1978 and of the American Association of Pharmaceutical Scientists in 1990. He has received meritorious awards, including from the University of California, San Francisco, the American Pharmaceutical Association, the Department of Health and Human Services. Dr. Goyan is the Chairman of the Board of SciClone Pharmaceuticals, a biopharmaceutical firm, and a director of Emisphere Technologies, Inc., a biopharmaceutical company, PharmQuest Corporation, a drug development company, Penwest Pharmaceuticals Co., a drug delivery technology company, Boehringer Ingelheim Pharmaceuticals Corporation and Slil Pharmaceuticals, an early-stage drug discovery company. Dr. Goyan obtained a Bachelor of Science degree from the School of Pharmacy, University of California, San Francisco and a PhD. in Pharmaceutical Chemistry from the University of California, Berkeley.

Learned Jeremiah Hand, Chief Executive Officer

         Mr. Hand joined Wellstone in March, 2000. From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer. From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility. In March 2000 Mr. Hand began to devote a significant portion of his time to Wellstone. He now dedicates 100% of his time to Wellstone. From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter. He has a BA cum laude from Amherst College.

Samuel M. Veasey, Chief Operating Officer and Chief Financial Officer

         Mr. Veasey was elected as Chief Financial Officer on September 9, 2004. Mr. Veasey was Senior Vice President and Chief Financial Officer for Vector Tobacco (USA) Ltd. from October, 2000 until his retirement in July 2001. Vector Tobacco (USA) Ltd. marketed a "reduced carcinogen" cigarette utilizing carbon and catalytic filters. From July 2001 to September 2004 Mr. Veasey was retired. Vector Tobacco was an operating subsdiary of Vector Group, Ltd. (NYSE: VGR). Mr.

Veasey was Senior Vice President - Finance of Liggett Group, Inc. from January 1997 to September 2000, and was Vice President, Chief Financial Officer and Treasurer of Liggett Group, Inc. from June 1996 to December 1996. He was the Director of Corporate Accounting of Liggett from July 1993 to May 1996. Mr. Veasey joined Liggett in August 1967 and held various positions in the Finance Department. The Liggett Group, Inc. is one of the longest established tobacco companies in the United States. Mr. Veasey was responsible for all financial activities of The Liggett Group including accounting, budgeting, internal control, debt compliance, internal and external reporting, cash management as well as human resources and information systems.

Code of Ethics

         Wellstone has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. Wellstone intends to adopt a code of ethics during calendar 2005.

Audit Committee Financial Expert

         Wellstone does not have an audit committee. Wellstone does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

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


                          Summary Compensation Table


                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION

                                                                                       Awards     Payouts

    Name and                                                   Other Annual     Restricted       SARs(#)        Options/       All
    Principal Position      Year     Salary         Bonus      Compensation      Stock ($)     Payouts ($)       LTIP         Other




                           2004          $0          0             0                0
 Carla Cerami Hand         2003           0          0             0                0               0                 0          0
 President                 2002           0          0             0                0               0                 0
                           2001           0          0             0                0               0                 0          0


                           2004     $25,000          0             0                0               0        18,000,000          0
 Learned Jeremiah Hand     2003           0          0             0                0               0                 0          0
 CEO                       2002           0          0             0                0
                           2001           0          0             0                0               0                 0          0


 Samuel Veasey             2004      10,000                                                                   4,500,000
 CFO


         In connection with his appointment to the Board of Directors of Wellstone in January 2003, Dr. Goyan was granted incentive stock options to purchase 525,000 shares of common stock for $.000476 per share. In connection with his election as Chief Financial Officer in September 2004, Mr. Veasey was granted options to purchase 4,500,000 shares at $..003 per share. In September 2004 Mr. Hand was also granted options to purchase 18,000,000 shares at $..003 per share. The above options were granted under Wellstone's 1994 Stock Option Plan, as such pla was amended and restated in 2004.

Option/SAR Grants in Year ended December 31, 2004 to Named Executive Officers

                 Number of   % of Total
               Securities    Options/SARs
                Underlying   Granted to
              Options/SARs   Employees in      Exercise or Base      Expiration
Name           Granted (#)   Fiscal Year       Price ($/Sh)          Date

L. Hand         18,000,000   65.9%             $.003                 12/2009
S. Veasey        4,500,000   17.0%             $.003                 12/2009

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values


                                                      Number of
                                                      Securities       Value of
                                                      Underlying       Unexercised
                                                      Unexercised      In-the-Money
                                                      Options/SARs at  Options/SARs at
                                                      Fiscal Year End  Fiscal Year End
           Shares Acquired                            Exercisable/     Exercisable/
Name       on Exercise (#)     Value Realized ($)     Unexercisable    Unexercisable

L. Hand    0                        $0                18,000,000(1)    $21,780,000(1)
S. Veasey  0                        $0                 4,500,000(1)    $ 5,445,000(1)

         (1)All options are exercisable. Value based on closing price of the common stock of $1.31 on December 30, 2004, less exercise price.

         Wellstone has no long term incentive plans other than the plans described above.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by Wellstone to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Wellstone's directors and executive officers, and (iii) all officers and directors as a group. Unless otherwise noted below, Wellstone believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

    Name and Address                      Common Stock                Percentage

Jere E. Goyan(1)(2)                           525,000                     *
Chairman

Learned Jermiah Hand(1)(3)                179,433,000                   66.3%
Chief Executive Officer

Samuel Veasey                               4,500,000                    1.8%
Chief Financial Officer

Carla Cerami Hand, MD,PhD(1)(3)           179,433,000                   66.3%

 Anthony Cerami, PhD(1)(4)                 28,935,000                   11.5%

All officers and directors
  as a group (2 persons)                  184,458,000                   66.9%

* less than 1%

(1) The business address of each of these persons is 250 Crown Boulevard, Timberlake, North Carolina

(2)      Includes options to purchase 525,000 shares of common stock.

(3) Ms. Cerami Hand and Mr. Learned Jeremiah Hand are wife and husband. The 179,433,000 shares listed as beneficially owned by Mr. Learned Jeremiah Hand include 138,333,000 shares which are controlled by Carla Cerami Hand, as stated below; 18,000,000 shares issuable upon exercise of stock options, and 23, 100,000 shares held through a family limited partnership controlled by him. Mr. Hand disclaims beneficial ownership of such 138,333,000 shares. Ms. Cerami is the sole limited partner of a partnership which holds 115,233,000 shares and also controls 23,100,000 shares held via a trust, and the 41,100,000 shares controlled by Learned Jeremiah Hand. She disclaims beneficial ownership of the 41,100,000 shares controlled by Learned Jeremiah Hand. (4) Dr. Anthony Cerami is the father of Carla Cerami Hand. Shares are held in a trust.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Learned Hand, an officer and director, advanced $24,298 to Wellstone for expenses which had not been reimbursed as of December 31, 2004. A law firm controlled by a brother of Learned Hand advanced funds on behalf of Wellstone from time to time in calendar 2004, and as of December 31, 2004 the amount unreimbursed to the law firm was $16,286. The highest amount owing to the law firm during 2004 was $20,149. The unreimbursed amount as of December 31, 2003 was $5,254. Such amounts do not bear interest. An investment fund controlled by the brother invested funds in Wellstone pursuant to a Funding Agreement described in Part II, Item 5 of this Annual Report.

         Pursuant to an Agreement and Plan of Reorganization dated May 25, 2001, Wellstone Filters, Inc., a Delaware corporation formerly known as Farallon Corporation ("Wellstone") acquired all of the outstanding membership interests of Wellstone LLC in exchange for 210,000,000 shares of Wellstone's Common Stock. In addition, Wellstone issued 5,968,200 shares of common stock to a stockholder of Farallon in cancellation of debt of $2,842. The terms of the acquisition were determined between the parties, who are related in that Learned Jeremiah Hand, the CEO of Wellstone, LLC, is the brother of Jehu Hand, the founder and president of Farallon. Prior to the acquisition, Wellstone LLC and Farallon had no affiliation or relationship.

         Carla Cerami Hand or Cerami Consulting Corporation and an entity controlled by Learned Hand have loaned various amounts to Wellstone for its capital requirements, as follows. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2004, $15,727 had accrued as interest on these notes, none of which had been paid. These related party notes payable totaled $59,200 as of December 31, 2004.

         In the fiscal years ended December 31, 2003 and 2002, Ms. Cerami Hand and/or Mr. Learned Hand advanced $8,899 and $16,072, respectively, on behalf of Wellstone for its corporate expenses. The Warren Institute, affiliated with the above officers, provides office space and a 1,200 square foot lab to Wellstone at a cost of $1,400 per month from January 2002 to September 30, 2003, all of which has been accounted for as a contribution to capital by the controlling stockholders. Such amounts are not represented by any promissory note and bear no interest.

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

                  2.1. Agreement and Plan of Reorganization, dated February May
                       25, 2001, between the Registrant and Wellstone LLC.(2)

            3.    Certificate of Incorporation and Bylaws

                  3.1. Articles of Incorporation(1) 3.2 Articles of Amendment(2)
                  3.3  Bylaws(1)
                  3.4 Articles of Amendment increasing authorized common stock to 300,000,000 shares (5)

            10.   Material Contracts

                  10.1 Stock Option Plan(1)
                  102. Amended and Restated Stock Option Plan(5) 10.3 Funding
                       Agreement with Arrakis Select Fund,(5)
                  10.4 Schedule of Details, options granted as of December 31,
                       2004 under Stock Option Plan(5)


           21. Subsidiaries of the small business issuer-Wellstone Tobacco Company is incorporated in North Carolina. Trade names used include Wellstone and Silverton.

           31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

           31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

           32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-28161.

(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 25, 2001.

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 2001.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(5)      Filed herewith.


Reports on Form 8-K

         8-K Current Report dated September 13, 2004, regarding the appointment of Samuel Veasey as Chief Financial Officer and Chief Operating Officer.

         8-K Current Report dated December 3, 2004, regarding the issuance of a $1.5 million promissory note with warrants. Item 14 Principal Accountant Fees and Services.

         During the period covering the fiscal years ended December 31, 2004 and 2003. Tanner LC performed the following professional services:

                                                  2004              2003
                                                 ------            -----
Audit Fees                                       $  13,000         $  5,000
Audit-Related Fees                               $  1,200          $  0


         Audit fees include the year-end audit and review of the form10KSB, quarterly reviews and reviews of the forms 10QSB

         Audit-related fees include aggregate fees billed for professional assurance and related services rendered by Tanner LC during each of the last two fiscal years. Examples of such fees include review of S-8 filings with the SEC.


Audit Committees pre-approval policies and procedures.

         We do not have an audit committee. Our engagement of Tanner LC was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005.


                                           WELLSTONE FILTERS, INC.


                                           By:/s/ Learned Jeremiah Hand
                                           Learned Jeremiah Hand
                                           CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 15, 2005.

By:     /s/Learned Jeremiah Hand           CEO and Director
        Learned Jeremiah Hand              (principal executive officer)

By:     /s/Samuel M. Veasey                Chief Financial Officer
        Samuel M. Veasey                   (principal accounting and financial
                                           officer)

By:     /s/Jere Goyan                      Chairman
        Jere Goyan

                                               REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM






To the Board of Directors and Stockholders of Wellstone Filters, Inc.


We have audited the accompanying consolidated balance sheet of Wellstone Filters, Inc. (a development stage company), as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended and the period from June 26, 1998 (date of inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellstone Filters, Inc. (a development stage company), as of December 31, 2004 and the results of their operations and their cash flows for the two years then ended and the period from June 26, 1998 (date of inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/s/Tanner LC


Salt Lake City, Utah
March 18, 2005

                             WELLSTONE FILTERS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004


        Assets
        ------

Current assets:
  Cash                                                          $     1,431,088
                                                                ---------------

        Total current assets                                          1,431,088

Furniture and equipment, net                                             12,695
                                                                ---------------

                                                                $     1,443,783
                                                                ---------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                              $        23,890
  Related party accounts payable                                         40,584
  Accrued expenses                                                       20,727
  Related party notes payable                                            59,200
                                                                ---------------

        Total current liabilities                                       144,401
                                                                ---------------

Note payable net of unamortized debt discount of $977,500               522,500
                                                                ---------------

        Total liabilities                                               666,901

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized; no shares issued and outstanding                             -
  Common stock, $.001 par value, 300,000,000 shares
    authorized; 252,542,991 shares issued and outstanding               252,543
  Additional paid-in capital                                         21,471,903
  Accumulated deficit                                               (20,947,564)
                                                                ---------------

        Total stockholders' equity                                      776,882
                                                                ---------------

                                                                $     1,443,783
                                                                ---------------



          See accompanying notes to consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                            Years Ended                         Cumulative
                                            December 31,                         Amounts
                                          ---------------------------------      Since
                                                2004              2003          Inception
                                          --------------------------------------------------

Revenues                                  $              -     $         -   $            -

General and administrative expenses             20,730,764          69,280       20,864,633
Research and development expenses                   19,580               -           19,580

Interest expense                                    52,236           3,414           63,351
                                          -------------------------------------------------

        Loss before income taxes               (20,802,580)        (72,694)     (20,947,564)

Income tax benefit                                       -               -                -
                                          -------------------------------------------------


        Net loss                          $    (20,802,580)    $   (72,694)  $  (20,947,564)
                                          -------------------------------------------------

Net loss per share -
   basic and diluted                      $          (0.09)    $         -
                                          ---------------------------------

Weighted average shares
   - basic and diluted                         240,915,000     186,327,000
                                          ---------------------------------




         See accoumpanying notes to consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                          (A Development Stage Company)
            Unaudited Consolidated Statement of Shareholders' Deficit
           February 17, 1998 (Date of Inception) to December 31, 2004


                                                Common Stock             Additional
                                           ------------------------       Paid-in       Accumulated
                                              Shares         Amount       Capital        Deficit          Total
                                           -------------------------------------------------------------------------
Balance, February 17, 1998                            -   $        -   $          -    $          -    $           -

Restatement for recapitalization            210,000,000      210,000       (210,000)              -                -

Capital contribution                                  -            -              -             100              100

Net loss                                              -            -              -          (6,675)          (6,675)
                                           -------------------------------------------------------------------------

Balance, December 31, 1998                  210,000,000      210,000       (210,000)         (6,575)          (6,575)

Net loss                                              -            -              -            (969)            (969)
                                           -------------------------------------------------------------------------

Balance, December 31, 1999                  210,000,000      210,000       (210,000)         (7,544)          (7,544)

Net loss                                              -            -              -         (21,395)         (21,395)
                                           -------------------------------------------------------------------------

Balance, December 31, 2000                  210,000,000      210,000       (210,000)        (28,939)         (28,939)

Acquisition of Farallon Corporation          21,000,000       21,000        (23,842)              -           (2,842)

Stock issued in cancellation of debt          5,968,200        5,968         (3,126)              -            2,842

Reclassification of members'
contribution to additional paid-in capital            -            -            100            (100)               -

Net loss                                              -            -              -          (8,218)          (8,218)
                                           -------------------------------------------------------------------------

Balance, December 31, 2001                  236,968,200      236,968       (236,868)        (37,257)         (37,157)

Rental expense forgiven by officer                    -            -         16,800               -           16,800

Net loss                                              -            -              -         (35,033)         (35,033)
                                           -------------------------------------------------------------------------

Balance, December 31, 2002                  236,968,200      236,968       (220,068)        (72,290)         (55,390)

Rental expense forgiven by officer                    -            -         12,600               -           12,600

Net Loss                                              -            -              -         (72,694)         (72,694)
                                           -------------------------------------------------------------------------

Balance December 31, 2003                   236,968,200      236,968       (207,468)       (144,984)        (115,484)

Common stock issued for:
    Cash                                        574,791          575        194,425               -          195,000
    Services                                 15,000,000       15,000      6,255,000               -        6,270,000

Stock options issued to consultants                   -            -        654,946               -          654,946

Stock options issued to employees                     -            -     13,555,000               -       13,555,000

Allocation of debt proceeds to warrants               -            -      1,020,000               -        1,020,000

Net loss                                              -            -              -     (20,802,580)     (20,802,580)
                                           -------------------------------------------------------------------------

Balance, December 31, 2004                  252,542,991    $ 252,543   $ 21,471,903    $(20,947,564)   $     776,882
                                           -------------------------------------------------------------------------


         See accoumpanying notes to consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows


                                                                         Years Ended              Cumulative
                                                                         December 31,               Amounts
                                                               ------------------------------        Since
                                                                    2004             2003           Inception
                                                               ------------------------------------------------
Cash flows from operating activities:
  Net loss                                                     $  (20,802,580)   $    (72,694)   $  (20,947,564)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Issuance of common stock for services                         6,270,000               -         6,270,000
      Issuance of stock options for services                          654,946               -           654,946
      Issuance of stock options to employees as compensation       13,555,000               -        13,555,000
      Amortization of debt discount                                    42,500               -            42,500
      Depreciation                                                      3,245           3,005             7,201
      Rental expense forgiven by officer and board member                   -          12,600            29,400
      Increase in accounts payable                                     (1,499)         11,643            23,890
      Increase in related party accounts payable                       10,360          14,152            29,417
      Increase in accrued expenses                                      9,736           3,414            20,727
                                                               ------------------------------------------------

        Net cash used in operating activities                        (258,292)        (27,880)         (314,483)
                                                               ------------------------------------------------

Cash flows from investing activities-
  Purchase of fixed assets                                             (8,729)              -            (8,729)
                                                               ------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                  195,000               -           195,000
  Proceeds from long-term debt                                      1,500,000                         1,500,000
  Members contribution of equity                                            -               -               100
  Proceeds from related party notes payable                                 -          30,000            59,200
                                                               ------------------------------------------------

        Net cash provided by financing activities                   1,695,000          30,000         1,754,300
                                                               ------------------------------------------------

        Net increase in cash and cash equivalents                   1,427,979           2,120         1,431,088

Cash and cash equivalents at beginning of period                        3,109             989                 -
                                                               ------------------------------------------------

Cash and cash equivalents at end of period                     $    1,431,088    $      3,109    $    1,431,088
                                                               ------------------------------------------------




         See accoumpanying notes to consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003



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

         The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 210,000,000 shares of the Registrant's common stock. In addition, the Company issued 5,968,200 shares of common stock in cancellation of debt.

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

         Stock Splits and Stock Dividends
         The Company has declared and affected the following stock splits and dividend:

         o A five for one stock split in July 2003
         o A four-tenths for one stock dividend in September 2003
         o A three for one stock split in September 2004

         All share amounts in the consolidated financial statements have been retroactively restated to reflect these stock splits and dividend.

         Cash and Cash Equivalents
         For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

         Furniture and Equipment
         Furniture and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets of 3 to 5 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale or disposal of furniture and equipment are reflected in operations.

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

         Stock-Based Compensation
         The Company accounts for its employee stock-based compensation using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During 2004, the Company granted stock options to purchase 26,500,000 shares of common stock to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date. Because the options vested immediately, they resulted in compensation expense of $8,660,000 in 2004. The Company granted stock options to non-employees for services resulting in $640,000 of general and administrative expense during 2004.

         An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the BlackScholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.

         The following table illustrates the effect on net (loss) earnings per share if the Company had applied the fair value based method to account for its employee stock-based compensation.

                                                       Years Ended December 31,
                                                   -----------------------------
                                                         2004            2003
                                                   -----------------------------

Net loss, as reported                                $  (20,802,580) $  (72,694)

Add:  Stock-based employee compensation
---
expense included in reported net loss, net of
related tax effects                                      13,555,000           -


Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (13,659,983)       (330)
                                                   -----------------------------

Pro forma net (loss) income                          $  (20,907,563) $  (73,024)
                                                   -----------------------------

(Loss) earnings per share-

   Basic and diluted  - as reported                  $        (0.09) $    (0.00)
                                                   -----------------------------

   Basic and diluted  - pro forma                    $        (0.09) $    (0.00)
                                                   -----------------------------

         The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                      December 31,
                                           ------------------------------------
                                                 2004              2003
                                           ------------------------------------

Expected dividend yield                    $               - $               -
Expected stock price volatility                         222%              114%
Risk-free interest rate                                3.40%              4.0%
Expected life of options                             5 years           5 years

         The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 is $.52 and $.00063, respectively.

         Research and Development
         The Company expenses research and development costs as incurred.

         Concentration of Credit Risk
         The Company maintains its cash in bank deposits accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Use of Estimates in the Preparation of Financial Statements
         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Earnings Per Share
         The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus common stock equivalents calculated under the treasury stock method. The Company has issued equity instruments convertible into common stock such as stock options and warrants issued to employees, consultants and creditors that can be exercised for approximately 35,065,000 and 525,000 shares of common stock at December 31, 2004 and 2003, respectively, with conversion prices between $0.00067 and $.50 at December 31, 2004 and $0.00067 at December 31, 2003. Common stock equivalents have not been included in the diluted earnings per share calculation for the years ended December 31, 2004 and 2003 because the effect would be antidilutive.

         Principles of Consolidation
         The  consolidated  financial  statements  include  the  accounts of the
Registrant  and  its  wholly-owned   subsidiary,   Wellstone  Filters  LLC.  All
significant intercompany transactions have been eliminated in consolidation.

2.  Property and Equipment

         Property and equipment consists of the following at December 31, 2004:

                   Equipment                               $          15,718
                   Furniture and fixtures                              4,178
                                                           ------------------

                                                                      19,896
                   Less accumulated depreciation                      (7,201)
                                                           ------------------

                                                           $          12,695
                                                           ------------------


3.  Long-Term Debt

         Long-term debt consists of the following at December 31, 2004:

                Note payable to an entity bearing
                interest at 4%, with principal and
                interest due on November 30, 2006.
                The note holder also received a
                warrant to purchase 3,240,000 shares
                of the Company's common stock for
                $.50 per share.                            $       1,500,000

Unamortized discount on debt                                        (977,500)
                                                           ------------------

                                                           $         522,500
                                                           ------------------

         Future maturities of long-term debt are as follows:

                Years Ending December 31:
                -------------------------
                        2005                               $               -
                        2006                                       1,500,000
                                                           ------------------

                                                           $       1,500,000
                                                           ------------------

4.  Related Party Transactions

         During the year ended December 31, 2004 the company issued 15,000,000 shares of common stock to a shareholder and brother of a board member of the Company for services provided.

         The related party notes payable of $59,200 at December 31, 2004, consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $15,727 at December 31, 2004.

         Related party accounts payable at December 31, 2004 includes $40,584 due to an officer of the Company and the brother of an officer of the Company for corporate expenses and purchases of furniture and equipment which were funded by such individuals on the Company's behalf.

5.  Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to December 31, 2004.

         During the year ended December 31, 2004 the Company issued warrants with debt. The warrants were valued at $1,020,000, which amount was recorded as a discount on long-term debt. During 2004, $42,500 of the debt discount was accreted as interest expense.

         During the years ended December 31, 2003 and 2002, the Company recorded a contribution of capital of $12,600 and $16,800, respectively, for the use of office space provided by an officer and board member of the Company. The arrangement for the use of office space was mutually terminated on September 30, 2003.

         During the year ended December 31, 2003 the Company purchased furniture and equipment through an increase in the related party accounts payable totaling $67,705.

         During the year ended December 31, 2002, the Company acquired furniture and equipment in exchange for an increase in related party accounts payable of $11,167.

         During the year ended December 31, 2001 the Company issued 5,968,200 shares of common stock in settlement of $2,842 of debt.

6.  Income Taxes

         The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                       Years Ended
                                                       December 31,
                                            ------------------------------------
                                                   2004              2003
                                            ------------------------------------

Income tax benefit at statutory rate        $       8,321,000   $        27,000
Other                                                       -             2,000
Change in valuation allowance                      (8,321,000)          (29,000)
                                            ------------------------------------

                                            $               -   $             -
                                            ------------------------------------

         Deferred tax assets (liabilities) are comprised of the following at December 31, 2004:

Net operating loss carryforward                            $       2,661,000

Issuance of stock options and warrants
for compensation and services                                      5,701,000

Valuation allowance                                               (8,362,000)
                                                           ------------------

                                                           $               -
                                                           ------------------

         As of December 31, 2004, the Company had net operating losses of approximately $6,653,000 which begin to expire in 2016. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time of future events which cannot be determined.

7.  Capital Stock

         Preferred Stock
         The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

         Stock Split and Stock Dividend
         A three for one stock split was approved on September 27, 2004 and subsequently effected on October 6, 2004. The stock split resulted in the issuance of an additional 157,978,800 shares of common stock.

         A five for one stock split was approved on July 9, 2003 and subsequently effected on July 19, 2003. The stock split resulted in the issuance of an additional 45,136,800 shares of common stock.

         On September 15, 2003 a four tenths for one stock dividend was declared and subsequently issued on September 30, 2003. The stock dividend resulted in the issuance of an additional 22,568,400 shares of common stock.

8.  Stock Option Plan

         On April 1, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 42,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The exercise price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. The plan was amended and restated in 2003 for technical updates to confirm with law.

         A schedule of the options is as follows:

                                                                   Exercise
                                                 Number of           Price
                                                  Options          Per Share
                                              ----------------------------------

Outstanding at January 1, 2003                              -   $             -
   Granted                                            525,000            .00067
                                              ----------------------------------

Outstanding at December 31, 2003                      525,000            .00067
   Granted                                         31,300,000               .01
                                              ----------------------------------

Outstanding at December 31, 2003                   31,825,000      .00067 - .10
                                              ----------------------------------

         On December 31, 2004, the Company had 10,175,000 available for grant under the Option Plan. In addition to the stock options listed above, the Company issued warrants to purchase 3,240,000 shares of common stock with an exercise price of $.50 per share in connection with a note payable. See Note 3. All of these warrants were vested and remained outstanding at December 31, 2004.

9.   Stock-Based Compensation

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2004:

                                      Weighted
                                      Average                                        Weighted
        Range of                      Remaining       Weighted                       Average
       Exercise       Number         Contractual       Average       Number          Exercise
        Prices       Outstanding     Life (Years)   Exercise Price  Exercisable       Price

  $  .00067 - .003     27,825,000          8.8     $     .0023     27,825,000    $        .0023
        .003 - .01      4,000,000          9.9             .01      4,000,000               .01
------------------------------------------------------------------------------------------------

  $   .00067 - .10     31,825,000          9.3     $     .0046     31,825,000    $        .0046
------------------------------------------------------------------------------------------------


10.   Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, payables, and notes payable. The carrying amount of cash and payables approximates fair-value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


11.   Recent Accounting Pronouncement

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company's current financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which is effective for public companies for interim or annual periods beginning after June 15, 2005. This statement will have a significant impact on our consolidated statements of operations, as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net loss within our footnotes as is our current practice. We intend to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from our pro forma disclosures as described in Note 1 to the Consolidated Financial Statements.