Form 10QSB
period 2005-03-31
WELLSTONE FILTERS INC /DE/
filed 2005-05-16
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

[ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

                         Commission File Number 0-28161
                              CIK Number 0001092802

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


          Delaware                                           33-0619264
-------------------------------                       -------------------------
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                              fication No.)

 1250 Crown Boulevard, Timberlake, North Carolina              27583
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (336) 597-8300
                                 --------------
                (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes    X           No
                                               -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        252,542,991
----------------------------------                       -----------------------
Title of Class                                      Number of Shares outstanding
                                                               at March 31, 2005

Transitional Small Business Format     Yes            No    X
                                           -------       -------

No exhibits included.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,        December 31,
                                                                                         2005                2004
         ASSETS                                                                       (unaudited)
         ------
                                                                                 ---------------------------------------
Current assets:
Cash                                                                              $        1,144,674  $       1,431,088
                                                                                 ---------------------------------------
                  Total current assets                                                     1,144,674          1,431,088

Furniture and equipment, net of accumulated depreciation                                       9,526             12,695
                                                                                 ---------------------------------------

                  Total Assets                                                    $        1,154,200  $       1,443,783
                                                                                 ---------------------------------------

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

Current Liabilities:
     Accounts payable                                                             $            6,872  $          23,890
     Accrued expenses                                                                        151,781             20,727
     Related party notes payable                                                              59,200             59,200
     Related party accounts payable                                                           40,584             40,584
                                                                                 ---------------------------------------

                  Total current liabilities                                                  258,437            144,401
                                                                                 ---------------------------------------

Note payable net of unamortized debt discount of $850,000
  and $977,500, respectively                                                                 650,000            522,500
                                                                                 ---------------------------------------

                  Total liabilities                                                          908,437            666,901

Commitments and contingencies

Shareholders' Deficit:
     Preferred Stock, $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                                -                  -
     Common Stock, $.001 par value; 300,000,000 shares
       authorized; 252,542,991 shares issued and outstanding                                 252,543            252,543
     Additional paid-in capital                                                           21,471,903         21,471,903
     Accumulated deficit                                                                 (21,478,683)       (20,947,564)
                                                                                 ---------------------------------------

                  Total shareholders' equity                                                 245,763            776,882
                                                                                 ---------------------------------------

                  Total liabilities and shareholder's equity                      $        1,154,200  $       1,443,783
                                                                                 ---------------------------------------



    The accompanying notes are an integral part of the financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                      Consolidated Statement of Operations
                                   (unaudited)



                                                                           Three Months Ended                Cumulative
                                                                               March 31,                       Amounts
                                                                -----------------------------------------       Since
                                                                        2005                2004              Inception
                                                                ------------------------------------------------------------

Revenues                                                         $                 -  $                - $               -

General and administrative expense                                           320,046             659,663         21,184,679
Stock compensation expense                                                    67,389                   -             86,969
Interest expense                                                             143,684               1,184            207,035
                                                                ------------------------------------------------------------

                  Loss before income taxes                                  (531,119)           (660,847)       (21,478,683)

Income tax benefit                                                                 -                   -                  -
                                                                ------------------------------------------------------------

                  Net (Loss)                                     $          (531,119) $         (660,847) $     (21,478,683)
                                                                ------------------------------------------------------------

Net loss per share:
     basic and diluted                                           $             (0.00) $            (0.00)
                                                                -----------------------------------------

Weighted average shares outstanding
     basic and diluted                                                   252,543,000         237,084,000
                                                                -----------------------------------------



    The accompanying notes are an integral part of the financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                                                             Cumulative
                                                                                                           from inception
                                                                    Three Months Ended                   February 17, 1998
                                                                         March 31,                         to March 31,
                                                                   2005               2004                     2005
                                                           --------------------------------------    --------------------------
Cash flows from operating activities:
     Net loss                                               $        (531,119)  $       (660,847)       $          (21,478,683)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Issuance of common stock for services                              -                  -                     6,270,000
         Issuance of stock options for services                             -            640,000                       654,946
         Issuance of stock options to employees
           as compensation                                                  -                  -                    13,555,000
         Amortization of debt discount                                127,500                  -                       170,000
         Depreciation                                                     781                751                         7,982
         Loss on disposal of furniture and equipment                    4,457                  -                         4,457
         Rental expense forgiven by officer and                             -                  -                        29,400
         Increase(decrease) in accounts payable                       (17,018)               327                         6,872
         Increase in related party accounts payable                         -               (319)                       29,417
         Increase in accrued expenses                                 131,054              1,184                       151,781
                                                           --------------------------------------    --------------------------

                  Net cash used in
                  operating activities                               (284,345)           (18,904)                     (598,828)

Cash flows from investing activities-
     Purchase of fixed assets                                          (2,070)                 -                       (10,798)
                                                           --------------------------------------    --------------------------

Cash flows from financing activities:
     Proceeds from sale of common stock                                     -             45,000                       195,000
     Proceeds from long-term debt                                           -                  -                     1,500,000
     Members' contribution of equity                                        -                  -                           100
     Proceeds from related party notes payable                              -                  -                        59,200
                                                           --------------------------------------    --------------------------

                  Net cash provided by
                  financing activities                                      -             45,000                     1,754,300
                                                           --------------------------------------    --------------------------

Net decrease (increase) in cash and cash equivalents                 (286,414)            26,096                     1,144,674

Cash and cash equivalents at beginning of period                    1,431,088              3,109                             -
                                                           --------------------------------------    --------------------------

Cash and cash equivalents at end of period                  $       1,144,674   $         29,205        $            1,144,674
                                                           --------------------------------------    --------------------------



    The accompanying notes are an integral part of the financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2005


1.       General
         -------

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

         The Company is engaged in the development and marketing of a proprietary cigarette filter technology and the Wellstone brand of cigarettes utilizing the filter; however, the Company has not commenced planned principal operations and has not recognized any revenues related to such planned operations. Accordingly, the Company is considered a development stage company as defined in SFAS No. 7.

2.       Related Party Transactions
         --------------------------

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $15,727 and $16,911 at December 31, 2004 and March 31, 2005, respectively.

         Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.

         During the quarter ended March 31, 2004 the Company sold 224,085 shares of common stock for $45,000 to a company controlled by the brother of the CEO. The share price was equal to the closing price on the date the shares were sold.

3.       Stock-Based Compensation
         ------------------------

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

                                                       Three Months Ended
                                                             March 31
                                                        2005              2004
                                                       -----              ----

         Net loss, as reported                        $ (531,119)   $  (660,847)

             Stock-based employee
             Compensation expense
         Included in reported net
             loss, net of related tax
             Effects                                         --             --
                Deduct:
           Total stock-based employee
            Compensation  expense
               determined under fair
               value based method for all
           awards, net of related tax effects                --             --
                                                      -----------     ----------

         Pro forma net (loss) income                    (531,119)      (660,847)
                                                      -----------     ----------
         (Loss) earnings per share:
           Basic and diluted - as reported            $       --    $        --
                                                      -----------     ----------

           Basic and diluted - pro forma              $       --    $        --
                                                      -----------     ----------

4.       Weighted Average Shares
         -----------------------

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 31,825,000 and 5,325,000 shares of common stock at prices ranging from $.0007 to $.01 per share were outstanding at March 31, 2005 and 2004, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

5.       Supplemental Cash Flow Information
         ----------------------------------

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2005.

         During the year ended December 31, 2003 the Company:

         o acquired furniture and equipment in exchange for an increase in related party accounts payable of $67,705.

         During the year ended December 31, 2002 the Company:

         o acquired furniture and equipment in exchange for an increase in related party accounts payable of $11,167.

         o issued 5,968,200 shares of common stock in settlement of $2,842 of debt.

6.       Liquidity
         ---------

         The Company is a development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and stockholders' equity, and has incurred sustained losses.

         In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of March 31, 2005 the Company had a cash balance of approximately $1,145,000, which is believed by management to be sufficient for our working capital needs through the end of the year.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

Wellstone's Strategic Direction

         In the quarter ended March 31, 2005 Wellstone determined to augment its strategic focus. Wellstone's original plan was to license its proprietary cigarette filter technology to existing cigarette manufacturers. Because we believe our filter compound removes certain carcinogens, Wellstone believed that incorporation of our compound into currently marketed brands would be the quickest way to bring its Wellstone Filters to the smoking public. After a review of the tobacco marketplace, Management determined to join the group of small manufacturers who have gained market share in recent years (estimated by some to be 12% of total US 2004 market) in this multi- billion dollar market. We intend to offer a product or products within the discount segment of the market. Sales of the Wellstone brand are expected to begin in the third quarter of calendar 2005. There can be no assurance that the Company will have sales by the third quarter of 2005.

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

Timetable to Market

         Management has gone back to its original plan of bringing the Wellstone brand to market by June 2005. Wellstone has relocated from New York to North Carolina to avail itself of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. The office space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina, approximately 20 miles from Durham. In furtherance of its marketing plans, the Company:

         o Enlarged its management team by adding an experienced COO and CFO from one of the major manufacturers.

         o Hired a VP Sales with extensive experience in the sale and marketing of cigarettes.

         o Is updating its package design to reflect the benefits of the Wellstone filter.

         o    Retained Signal Design,  Inc. of Durham,  North Carolina to assist
              in  developing  a  comprehensive   brand  strategy  and  marketing
              campaign.

         o Has received results from an independent FTC testing facility that confirm the Company's expectations for their patented filter technology.

         o Is sourcing production capability for our cigarettes and the filter incorporating our patented technology.

         o Is formulating distribution plans are in engaged in discussions with distributors.

Results of Operations

         Wellstone has not yet commenced sales of its products. Sales are not expected until the third quarter of 2005. Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes. The loss of $531,119 for the three months ended March 31, 2005 is primarily the result of research and development cost, employee wages, and interest expense and legal and professional fees. The loss of $660,847 for the quarter ended March 31, 2004 is primarily due to option expense of $640,000 for options which were issued to a scientific advisor to purchase 4,800,000 shares at a price of $.0007 per share. We anticipate that by the beginning of calendar 2005 our general and administrative expenses and interest expense will be approximately $135,000 per month.

Liquidity and Capital Resources

         We have never earned revenues from operations. Through October 31, 2004 our operations were being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances and financings from the related party, including accrued interest, totaled $115,509 as of December 31, 2004. On January 2, 2004, we entered into a funding agreement with Arrakis Select, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through October 31, 2004 Wellstone had received $195,000 from Arrakis for the issuance of 574,791 restricted shares.

         In October the Company entered into an agreement with another fund under which it received $1,500,000 in dept financing plus warrants, and the agreement with Arrakis was not renewed. On March 31, 2004 the Company had cash of approximately $1,145,000. Management believes that the cash will be sufficient to sustain operations through the end of the year.

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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that Wellstone's ability to raise significant additional amounts of financing, will be dependent on favorable capital markets and also on obtaining significant sales, and other risks inherent in the business as discussed under the caption "Risks and Uncertainties" in our Form 10-KSB for the year ended December 31, 2004 may affect the outcome of Management's plans.

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

         To date, Wellstone's activities have been limited to research and development, product testing and initial marketing. We have not received any revenues or income since inception and, even though sales and marketing of the Wellstone brand are expected to begin in the third quarter of calendar 2005, Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

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


Item 3. CONTROLS AND PROCEDURES.
        ------------------------

(a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

         During the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

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


                                          WELLSTONE FILTERS, INC.



Date:  May 16, 2005

                                          By /s/ Learned J. Hand
                                             ----------------------------------
                                             Learned J. Hand
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                          By /s/ Samuel Veasey
                                             ----------------------------------
                                             Samuel Veasey
                                             Chief Financial Officer
                                             (Principal Financial Officer)