Form 10QSB
period 2005-06-30
WELLSTONE FILTERS INC /DE/
filed 2005-08-22
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-28161
         CIK Number 0001092802

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


       Delaware                                         33-0619264
--------------------------------         ---------------------------------------
(State or other Jurisdiction of          I.R.S. Employer Identification No.)
Incorporation or Organization

 250 Crown Boulevard, Timberlake, North Carolina                          27583
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                             (Zip Code)

                                 (336) 597-8300
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                 -------    -------

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                              252,542,991
----------------------------------                 -----------------------------
Title of Class                                      Number of Shares outstanding
                                                    at August 5, 2005

Transitional Small Business Format     Yes            No    X
                                           -------       -------

No exhibits included.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEETS

               Assets
                                                                                    6/30/2005         12/31/2004
                                                                               ----------------------------------
Current assets:
     Cash                                                                    $    920,525           $  1,431,088
                                                                               ----------------------------------

                  Total current assets                                            920,525              1,431,088

Furniture and equipment, net                                                       11,235                 12,695
                                                                               ----------------------------------

                                                                             $    931,760           $  1,443,783
                                                                               ----------------------------------

-----------------------------------------------------------------------------------------------------------------

               Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                                        $     17,476           $     23,890
     Related party accounts payable                                                40,584                 40,584
     Accrued expenses                                                             282,835                 20,727
     Related party notes payable                                                   59,200                 59,200
                                                                               ----------------------------------

                  Total current liabilities                                       400,095                144,401
                                                                               ----------------------------------

Note payable net of unamortized debt discount of $722,500
    and $977,500, respectively                                                    777,500                522,500
                                                                               ----------------------------------

                  Total liabilities                                             1,177,595                666,901

Commitments and contingencies

Stockholders' equity (deficit)
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized; no shares issued and outstanding                                   -                      -
     Common stock, $.001 par value, 300,000,000 shares
       authorized; 252,542,991 shares issued and outstanding                      252,543                252,543
     Additional paid-in capital                                                21,471,903             21,471,903
     Accumulated deficit                                                      (21,970,281)           (20,947,564)
                                                                               ----------------------------------

                  Total stockholders' equity (deficit)                           (245,835)               776,882
                                                                               ----------------------------------

                                                                             $    931,760           $  1,443,783
                                                                               ----------------------------------

The accompanying notes are an integral part of the financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                      Consolidated Statement of Operations
                                   (unaudited)



                                                                                                                          Cumulative
                                                    Three Months Ended                      Six Months Ended                Amounts
                                                         June 30,                               June 30,                     Since
                                          ------------------------------------------------------------------------------
                                                 2005                2004               2005               2004            Inception
                                          ------------------------------------------------------------------------------------------

Revenues                                  $           -      $             -     $           -      $           -      $        -


General and administrative expenses               347,914               25,460           667,960            685,123         801,829
Research and development expenses                     -                    -              67,389                -            67,389

Interest expense                                  143,684                1,184           287,368              2,368         298,483
                                          ------------------------------------------------------------------------------------------

        Loss before income taxes                 (491,598)             (26,644)       (1,022,717)          (687,491)     (1,167,701)

Income tax benefit                                    -                    -                 -                  -               -
                                          ------------------------------------------------------------------------------------------

        Net loss
                                          $      (491,598)   $         (26,644)   $   (1,022,717)   $      (687,491)     (1,167,701)
                                          ------------------------------------------------------------------------------------------

        Net loss per share -
           basic and diluted              $         (0.00)   $           (0.00)   $        (0.00)   $         (0.00)
                                          ------------------------------------------------------------------------------

Weighted average shares
   - basic and diluted                        252,543,000           237,240,000      252,543,000        237,162,000
                                          ------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                      Consolidated Statement of Cash Flows
                                   (unaudited)



                                                                                                  Cumulative
                                                                          Six Months Ended         Amounts
                                                                              June 30,              Since
                                                                      --------------------------
                                                                          2005         2004       Inception
                                                                      ------------------------------------------

Cash flows from operating activities:
   Net loss                                                           $ (1,022,717) $  (687,491) $ (21,970,281)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Issuance of common stock for services                                     -            -        6,270,000
     Issuance of stock options for services                                    -        640,000        654,946
     Issuance of stock options to employees as compensation                    -            -       13,555,000
     Amortization of debt discount                                         255,000          -          297,500
     Depreciation                                                            2,195        1,502          9,396
     Rental expense forgiven by officer and board member                       -            -           29,400
     Loss on disposal of furniture and equipment                             4,457          -            4,457
     Decrease/increase in accounts payable                                  (6,414)      (1,499)        17,476
     Increase in related party accounts payable                                -          1,360         29,417
     Increase in accrued expenses                                          262,108        2,368        282,835
                                                                      ------------------------------------------

           Net cash used in operating activities                          (505,371)     (43,760)      (819,854)
                                                                      ------------------------------------------
Cash flows from investing activities-
   Purchase of fixed assets                                                 (5,192)         -          (13,921)
                                                                      ------------------------------------------
Cash flows from financing activities:
   Proceeds from sale of common stock                                          -         105,000       195,000
   Proceeds from long-term debt                                                -             -       1,500,000
   Increase in deposit against future issuance of shares                       -          45,000           -
   Members contribution of equity                                              -             -             100
   Proceeds from related party notes payable                                   -             -          59,200
                                                                      ------------------------------------------
           Net cash provided by financing activities                           -         150,000     1,754,300
                                                                      ------------------------------------------

           Net (decrease) increase in cash and cash equivalents           (510,563)      106,240       920,525

Cash and cash equivalents at beginning of period                         1,431,088         3,109           -
                                                                      ------------------------------------------

Cash and cash equivalents at end of period                            $    920,525  $    109,349  $    920,525
                                                                      ------------------------------------------

The accompanying notes are an integral part of the financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2005, the results of operations for the six and three months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

2.      Related Party Transactions

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $15,727 and $18,095 at December 31, 2004 and June 30, 2005, respectively.

         Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.

         During the quarter ended June 30, 2004 the Company sold 224,085 shares of common stock for $45,000 to a company controlled by the brother of the CEO. The share price was equal to the closing price on the date the shares were sold.

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

         No stock options were issued during the six months ending June 30, 2005 and 2004.

4.       Weighted Average Shares

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 31,825,000 and 5,325,000 shares of common stock at prices ranging from $.0007 to $.01 per share were outstanding at June 30, 2005 and 2004, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

5.       Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to June 30, 2005.

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

6.       Liquidity

         The Company is a development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and a stockholders' deficit, and has incurred sustained losses.

         In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of June 30, 2005 the Company had a cash balance of $920,525, which is believed by management to be sufficient for our working capital needs through the end of the year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        ------------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

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

Timetable to Market

         Management has gone back to its original plan of bringing the Wellstone brand to market by September 2005. Wellstone has relocated from New York to North Carolina to avail itself of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. The office space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina, approximately 20 miles from Durham. In furtherance of its marketing plans, the Company:

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

         o Moved its Investor Relations department to its Timberlake, NC offices.

         o  Promoted  Dr.  David  Hill,   Ph.D.  to  Director  of  Research  and
            Development.

         o Entered into an agreement with U.S. Flue-Cured Tobacco Growers, Inc. to manufacture Wellstone's product line.

         o Is formulating distribution plans and is engaged in discussions with distributors.


Results of Operations

         Wellstone has not yet commenced sales of its products. Sales are not expected until the third quarter of 2005. Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes. The loss of $1,022,716 for the six months ended June 30, 2005 is primarily the result of research and development cost, employee wages, and interest expense and legal and professional fees. The loss of $687,491 for the six months ended June 30, 2004 is primarily due to option expense of $640,000 for options which were issued to a scientific advisor to purchase 4,800,000 shares at a price of $.0007 per share. We anticipate that by the beginning of calendar 2005 our general and administrative expenses and interest expense will be approximately $85,000 per month.

Liquidity and Capital Resources

         We have never earned revenues from operations. Through October 31, 2004 our operations were being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances and financings from the related party, including accrued interest, totaled $115,511 as of December 31, 2004. On January 2, 2004, we entered into a funding agreement with Arrakis Select, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through October 31, 2004 Wellstone had received $195,000 from Arrakis for the issuance of 574,791 restricted shares.

         In October the Company entered into an agreement with another fund under which it received $1,500,000 in dept financing plus warrants, and the agreement with Arrakis was not renewed. On June 30, 2005 the Company had cash of approximately $921,000. Management believes that the cash will be sufficient to sustain operations through the end of the year.

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

          Our success in commercially exploiting our proprietary technology depends in large part on our ability to defend our issued patent, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries. Our primary patents have been issued in the United States and our patents are pending in all relevant foreign jurisdictions. If international patents are not issued, it would adversely affect our competitive advantage, with respect to sales outside the United States.

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

                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

                  During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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


                                  WELLSTONE FILTERS, INC.



Date:     August 22, 2005

                                 By         /s/ Learned J. Hand
                                            ------------------------------------
                                            Learned J. Hand
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                 By        /s/ Samuel Veasey
                                           -------------------------------------
                                           Samuel Veasey
                                           Chief Financial Officer
                                           (Principal Financial Officer)