Form 10QSB
period 2005-09-30
WELLSTONE FILTERS INC /DE/
filed 2005-11-21
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-28161
         CIK Number 0001092802

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


           Delaware                                      33-0619264
----------------------------------         -------------------------------------
(State or other Jurisdiction of                   I.R.S. Employer Identi-
Incorporation or Organization                          fication No.)

            250 Crown Boulevard, Timberlake, North Carolina             27583
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                           (Zip Code)

                                 (336) 597-8300
                (Issuer's Telephone Number, including Area Code)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No
                               -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                           252,542,991
----------------------------------                -----------------------
Title of Class                                  Number of Shares outstanding
                                                     at August 5, 2005

Transitional Small Business Format     Yes            No    X
                                           -------       -------

No exhibits included.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      September 30,        December 31,
                                                                                            2005                 2004
     ASSETS
                                                                                  -------------------------------------------
Current assets:
      Cash                                                                          $           581,460  $         1,431,088
                                                                                  -------------------------------------------
      Prepaid expenses                                                                           30,000                   -
                                                                                  -------------------------------------------
      Inventory                                                                                  54,566                   -
                                                                                  -------------------------------------------
         Total current assets                                                                   666,026            1,431,088

Furniture and equipment, net of accumulated depreciation                                         12,218               12,695
                                                                                  -------------------------------------------

                  Total Assets                                                      $           678,244  $         1,443,783
                                                                                  -------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
      Accounts payable                                                              $           112,806  $            23,890
     Accrued expenses                                                                           413,889               20,727
     Related party notes payable                                                                 59,200               59,200
     Related party accounts payable                                                              40,584               40,584
                                                                                  -------------------------------------------

                  Total current liabilities                                                     626,479              144,401
                                                                                  -------------------------------------------

Note payable net of unamortized debt discount of $595,000
  and $977,500, respectively                                                                    905,000              522,500
                                                                                  -------------------------------------------

                  Total liabilities                                                           1,531,479             666,9001

Commitments and contingencies

Shareholders' Equity (Deficit):
     Preferred Stock, $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                          -                    -
     Common Stock, $.001 par value; 300,000,000 shares
       authorized; 252,542,991 shares issued and outstanding                                    252,543              252,543
     Additional paid-in capital                                                              21,471,903           21,471,903
     Accumulated deficit                                                                    (22,577,681)         (20,947,564)
                                                                                  -------------------------------------------

              Total shareholders' equity (deficit)                                             (853,235)             776,882
                                                                                  -------------------------------------------

              Total liabilities and shareholder's equity (deficit)                  $           678,244  $         1,443,783
                                                                                  -------------------------------------------

The accompanying notes are an integral part of the financial statements.


                                                                WELLSTONE FILTERS, INC.
                                                          (A Company in the Development Stage)
                                                          Consolidated Statement of Operations
                                                                      (Unaudited)
                                            Three Months Ended September 30,     Nine Months Ended September 30,     Cumulative
                                                                                                                   Amounts Since

                                           ---------------- ---------------- ---------------- ----------------
                                                2005             2004             2005             2004            Inception
                                           ---------------- ---------------- ---------------- ---------------- ------------------

Revenues                                    $         -      $         -      $        -       $         -      $          -
General and administrative expenses         $     463,716    $      42,724    $  1,131,676     $      82,847    $    8,441,309
Research and development expenses                     -              8,990          67,389            13,990            86,969
Stock compensation expense                            -          6,300,000              -          6,940,000        13,555,000
Interest expense                                  143,684            1,184          431,052            3,552           494,403
                                           ---------------- ---------------- ---------------- ---------------- ------------------

                 Loss before income taxes        (607,400)      (6,352,898)      (1,630,117)      (7,040,389)       (22,577,681)

Income tax benefit                                    -                -                -                -                  -
                                           ---------------- ---------------- ---------------- ---------------- ------------------

                 Net loss                  $     (607,400)   $  (6,352,898)   $  (1,630,117)   $  (7,040,389)   $   (22,577,681)
                                           ================ ================ ================ ================ ==================

                 Net loss per share -
                 basic and diluted         $            -    $       (0.03)   $       (0.01)   $       (0.03)
                                           ================ ================ ================ ================

Weighted average shares - basic and
diluted                                        252,543,000     237,407,000       252,543,000     237,252,000
                                           ================ ================ ================ ================


                     The accompanying notes are an integral part of the financial statements.


                                              WELLSTONE FILTERS, INC.
                                       (A Company in the Development Stage)
                                       Consolidated Statement of Cash Flows
                                                    (unaudited)


                                                                     Nine Months Ended                     Amounts Since
                                                                       September 30,                         Inception
                                                                   2005               2004
                                                           --------------------------------------    --------------------------

Cash flows from operating activities:
     Net loss                                               $      (1,630,117)   $    (7,040,389)        $         (22,577,681)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Issuance of common stock for services                             -                 -                       6,270,000
         Issuance of stock options for services                            -                 -                         654,946
         Issuance of stock options to employees
           as compensation                                                -            6,940,000                    13,555,000
         Amortization of debt discount                                382,500                -                         425,000
         Depreciation                                                   3,662              2,251                        10,863
         Loss on disposal of furniture and equipment                    2,007                -                           2,007
         Rental expense forgiven by officer                               -                  -                          29,400
         Increase(decrease) in accounts payable                        88,916              7,502                       112,806
              Increase in prepaid expenses                           (30,000)                -                        (30,000)
              Increase in inventories                                (54,566)                -                        (54,566)
         Increase in related party accounts payable                       -               46,360                        29,417
         Increase in accrued expenses                                 393,162              3,552                       413,889
                                                           --------------------------------------    --------------------------

                  Net cash used in
                  operating activities                               (844,436)           (40,724)                   (1,158,919)
                                                             ------------------------------------    --------------------------

Cash flows from investing activities-
     Purchase of fixed assets                                          (5,192)               -                         (13,921)
                                                           --------------------------------------    --------------------------

Cash flows from financing activities:
     Proceeds from sale of common stock                                   -              105,000                       195,000
       Proceeds from long-term debt                                       -                  -                       1,500,000

     Members' contribution of equity                                      -                  -                             100
     Proceeds from related party notes payable                            -                  -                          59,200
                                                           --------------------------------------    --------------------------

                  Net cash provided by
                  financing activities                                    -              105,000                     1,754,300
                                                           --------------------------------------    --------------------------

Net (decrease) increase in cash and cash equivalents                 (849,628)            64,276                       581,460

Cash at beginning of period                                         1,431,088              3,109                           -
                                                           --------------------------------------    --------------------------

Cash at end of period                                       $         581,460   $         67,385        $              581,460
                                                           --------------------------------------    --------------------------



                     The accompanying notes are an integral part of the financial statements.

                                               WELLSTONE FILTERS, INC.
                                        (A Company in the Development Stage)

                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (UNAUDITED)

1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005, the results of operations for the nine and three months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

         Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 70,000,000 shares of the Registrant's Common Stock. This transaction was accounted for as a reverse acquisition. In addition, the Company issued 5,958,200 shares of common stock in cancellation of debt and issued 499,791 shares for cash of $150,000. All share amounts are after giving effect to a 5-for-1 forward stock split effected in July 2003, a .40 for one stock dividend effected in October 2003 and a 3-for-1 forward stock split effected in September 2004.

                 The Company is engaged in the development and marketing of a proprietary cigarette filter technology and the Wellstone brand of cigarettes utilizing its patented filter. On September 30, 2005 Wellstone announced that it had launched its brand in Central and South America; however, no revenue has been recognized from inception through September 30, 2005. Accordingly, the Company continues to be considered a development stage company as defined in SFAS No. 7.

         2.      Related Party Transactions

         The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $15,727 and $19,279 at December 31, 2004 and September 30, 2005, respectively and is included in accrued expenses.

         Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.

         During the quarter ended September 30, 2004 the Company sold 131,349 shares of common stock for $45,000 to a company controlled by the brother of the CEO. The share price was equal to the closing price on the date the shares were sold.

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

                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                        ---------------------------------------------------------------------------
                                                             2005                2004               2005                2004
                                                        ---------------------------------------------------------------------------

Net Loss, as reported                                   $   (607,400)        $ (6,352,898)       $ (1,630,117)        $ (7,040,389)

        Stock-based employee Compensation expense
Included in reported net loss,

        net of related tax effects                              -               6,300,000                 -              6,300,000
         Deduct:
        Total stock-based employee Compensation expense
        determined under fair value
          based for all awards,

          net of related tax effects                            -               8,580,488                 -              8,580,488
                                                        ---------------     ---------------    ----------------    ----------------


Pro forma net (loss) income                                  (607,400)         (8,633,386)          (1,630,117)         (9,320,877)
                                                        ---------------     ---------------    ----------------    ----------------

(Loss) earnings per share:

        Basic and diluted - as reported                  $        -          $      (0.03)      $        (0.00)     $        (0.03)
                                                        ---------------     ---------------    ----------------    ----------------

        Basic and diluted - pro forma                    $        -          $      (0.04)      $        (0.00)     $        (0.04)
                                                        ---------------     ---------------    ----------------    ----------------


4.       Weighted Average Shares

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 31,825,000 and 5,325,000 shares of common stock at prices ranging from $.0007 to $.01 per share were outstanding at September 30, 2005 and 2004, respectively, but were excluded for the calculation of diluted earnings per share because their effect was anti-dilutive.

5.       Supplemental Cash Flow Information

         No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2005.

         During the year ended December 31, 2003, the Company:
         o acquired furniture and equipment in exchange for an increase in related party accounts payable of $67,705.

         During the year ended December 31, 2002 the Company:
         o acquired furniture and equipment in exchange for an increase in related party accounts payable of $11,167.
         o issued 5,968,200 shares of common stock in settlement of $2,842 of debt.

6.       Inventories

         Inventories consist of $54,566 of raw materials and $ 0.00 of finished goods. Inventories are valued at the lower of cost or market on a first in, first out basis.

7.       Liquidity

         The Company is a development stage company and has a deficit in working capital and stockholders' equity, and has incurred sustained losses. On September 30, 2005, Wellstone announced that it had launched its brand in Central and South America; however, no revenue has been recorded from inception through September 30, 2005.

         In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of September 30, 2005, the Company had a cash balance of approximately $581,460, which is believed by management to be sufficient for our working capital needs through December 31, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------------------------------

Wellstone's Strategic Direction

         In the quarter ended March 31, 2005 Wellstone determined to augment its strategic focus. Wellstone's original plan was to license its proprietary cigarette filter technology to existing cigarette manufacturers. Because Wellstone believes its filter compound removes certain carcinogens, Wellstone believed that incorporation of its compound into currently marketed brands would be the quickest way to bring its Wellstone Filters to the smoking public. After a review of the tobacco marketplace, Management determined to join the group of small manufacturers who have gained market share in recent years (estimated by some to be 12% of total US 2004 market) in this multi- billion dollar market. Wellstone intends to offer a product or products within the discount segment of the market. Sales of the Wellstone brand are expected to begin in the fourth quarter of calendar 2005.

         Wellstone intends to market cigarettes with the first significant advance in cigarette filters. Using a natural compound, the Wellstone Filter targets harshness while letting the tobacco's full flavor come through. Wellstone's strategic plan as well as its philosophy is based on two facts:
First, that quitting smoking can be difficult. Second, smokers do not apparently focus much attention on tar levels. Wellstone believes that part of the reason smokers prefer high tar cigarettes is because of taste. The goal of Wellstone is to reduce tar and harshness while letting the tobacco's full flavor come through. Wellstone's patented filter does not make a safer cigarette and continues to emphasize that no cigarette is safe. We believe smokers will try Wellstone for its lower price, and come back for its taste.

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

     o Has entered into an agreement with U.S. Flue-Cured Tobacco Growers, Inc. to manufacture Wellstone's product line.

     o   Is   formulating    distribution   plans   through   discussions   with
         distributors.

     o Forged a strategic alliance with an organization that has a strong and vast international network.


Results of Operations

         On September 30, 2005 Wellstone announced that it had launched its brand in Central and South America; however, no revenue has been recognized from inception through September 30, 2005. Wellstone anticipates sales of its product in Central and South America to commence in the fourth quarter. Wellstone has not yet commenced sales of its products in the United States. It intends to launch its brand domestically upon approval by the settling States under the Master Settlement Agreement. Our operations to date have primarily consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes.

         The loss of $1,630,117 for the nine months ended September 30, 2005 is primarily the result of research and development cost, employee wages, and interest expense and legal and professional fees. The loss of $7,040,389 for the nine months ended September 30, 2004 is primarily due to stock-based compensation. During September 30, 2004, 4,800,000 options were issued to a scientific adviser at a price of $.0007 per share and 22,500,000 shares were issued to two officer employee with an exercise price of $.003 resulting in expense of $6,940,000.

Liquidity and Capital Resources

         We have never earned revenues from operations. Through October 31, 2005 our operations were being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances and financings from the related party, including accrued interest, totaled $115,511 as of December 31, 2004. On January 2, 2004, we entered into a funding agreement with Arrakis Select, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through October 31, 2004 Wellstone had received $195,000 from Arrakis for the issuance of 574,791 restricted shares.

         In October, 2004, the Company entered into an agreement with another fund under which it received $1,500,000 in debt financing plus warrants, and the agreement with Arrakis was not renewed. On September 30, 2005 the Company had cash of approximately $581,460. Management believes that the cash will be sufficient to sustain operations.

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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements, relating to the substantial doubt about our ability to continue as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank financing, is available to us due to these factors. Management believes that Wellstone's ability to raise significant additional amounts of financing, will be dependent on favorable capital markets and also on obtaining significant sales, and other risks inherent in the business as discussed under the caption "Risks and Uncertainties" in our Form 10-KSB for the year ended December 31, 2004 may affect the outcome of Management's plans.

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

         To date, Wellstone's activities have been limited primarily to research and development, product testing and initial marketing. Wellstone has not yet commenced sales of its products in the United States. It intends to launch its brand domestically upon approval by the settling States under the Master Settlement Agreement. We have not received any revenues or income since inception and, even though sales and marketing of the Wellstone brand are expected to begin upon approval of the Settling States, Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.


We Are Dependent on the Domestic Tobacco Business, which is contracting.

          The majority all of our revenues are expected to be derived from sales in the United States. The U.S. cigarette business has been contracting in recent years. If the U.S. cigarette market continues to contract, it could adversely affect our potential future sales, operating income and cash flows.

We don't have any production facilities and therefore; we have to contract out production.

          Problems in contracting out the production of filter material, Wellstone filters, and our cigarettes can be expected. If we cannot continue to outsource filter material, the Wellstone filter and cigarettes we cannot go to market with our own brand nor can the Wellstone filter be used in existing brands.

Competition could prevent us from meeting our objectives.

          The cigarette industry is highly competitive. We encounter competition from developers of low-carcinogen tobacco and developers of other filter technology, which may have substantially greater financial, manufacturing, marketing and other resources than we do. Another company could develop filter technology similar to ours. Competition will affect our ability to market our product and obtain financing. As we enter the cigarette market ourselves with the Wellstone brands, we will be subject to the competition in that market, which has been growing and which has encountered increasing pressure due to price discounting.

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

                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        (b) Changes in internal controls over financial reporting.

                  During the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.
         LEGAL PROCEEDINGS  -  None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.
Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On September 2, 2004, stockholders holding 39,000,000 (post-split) shares of common stock authorized an amendment to the certificate of incorporation to effect a three-for-one forward stock split and an increase in authorized common shares to 300,000,000. An information statement was mailed to all non consenting stockholders, and the amendment and forward stock split was effective for shareholders of record as of September 27, 2004 with a payable date of October 5, 2004.

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


                                              WELLSTONE FILTERS, INC.



Date:     November 21, 2005

                         By         /s/ Learned J. Hand
                                   --------------------------------------------
                                   Learned J. Hand
                                   Chief Executive Officer
                                  (Principal Executive Officer)

                         By        /s/ Samuel Veasey
                                  ---------------------------------------------
                                  Samuel Veasey
                                  Chief Financial Officer
                                 (Principal Financial Officer)