Form 10KSB/A
period 2004-12-31
WELLSTONE FILTERS INC /DE/
filed 2006-02-21
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A


[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______________ to __________________

Commission file number 0-28161

CIK 0001092082

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

        Delaware                                             33-0619264
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

250 Crown Boulevard          Timberlake, North Carolina              27583
--------------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:             (336) 597-8300
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                --------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

         Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES           NO _X_

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: None

         The aggregate market value of the voting stock held by non-affiliates of the Company as of March 25, 2004 was $32,925,698 based on a closing bid price of $1.35 per share as of March 25, 2004

         The number of shares outstanding of the issuer's classes of Common Stock as of February 28, 2005:

Common Stock, $.001 Par Value - 252,542,991 Shares
--------------------------------------------------

Transitional Small Business Disclosure Format           YES            NO   X

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------

                                Explanatory Note

         Wellstone is filing this Amendment No. 1 on Form 10-KSB/A to Wellstone Filters, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2005 (the "Original Form 10-KSB"), to reflect changes made in response to certain comments that it received from the Securities and Exchange Commission on December 29, 2005.

         Although this Form 10-KSB/A contains the Original Form 10-KSB in its entirety, it amends only Items 1, 6, 8, 9, 12 and 13 and Exhibit 21.1 and includes additional Exhibits 10.5, 10.6, 10.7, 10.8, 10.9 and 10.10.

         Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of April 15, 2005, and Wellstone has not updated or modified the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-KSB, and other disclosures necessary to reflect subsequent events, have been or will be addressed in our amended Quarterly Reports for the quarterly periods ended March 31 and June 30, 2005, which are being filed concurrently with this Form 10-KSB/A, and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-KSB.

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS

         When used in this Form 10-KSB/A, the words "may," "will," "expects," "anticipates," "believes," "estimates," "continues" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB/A.

General

         Wellstone Filters, LLC ("Wellstone LLC") was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company. Cerami Consulting Corp was investigating the negative health impact of cigarette smoking. As an outgrowth of this work, Cerami Consulting decided to investigate the possibility of developing a filter technology that would remove carcinogens without impacting flavor. As a result of their research, Cerami Consulting has filed for U.S. and international patents on the technology and licensed it and related patents to Wellstone LLC for potential commercialization. Two U.S. patents have been issued ((1) U.S. Patent 6,119,701: filed - Feb 13 1998: issued- September 19 2000: valid until 2018 and (2) U.S. patent 6,615,842: filed-June 26, 2000:
issued-September 9, 2003: valid until 2020). International patents are pending. The patents are held by Cerami Consulting, however the Company has the perpetual, exclusive worldwide rights to the use and commercialization of the patents and the technology related to the patents.

         The filter technology has been tested by Wellstone LLC in small manufacturing batches. Wellstone LLC has held discussions with several major manufacturers for licensing or supply contracts, but no contracts have been entered into nor are any under negotiation. All testing performed on the filter technology to date has been for developmental purposes only. Use of the technology in cigarettes manufactured for U.S. sale is dependent upon completion of an FTC standardized test for tars, nicotine and carbon monoxide.

         On May 25, 2001, Wellstone LLC was acquired by Farallon Corporation, a publicly reporting corporation formed with the intention of making subsequent acquisitions. Farallon Corporation acquired all of the outstanding membership interests of Wellstone LLC in exchange for 210,000,000 common shares of Farallon

Corporation. In addition, Farallon Corporation issued 5,968,200 shares of common stock in cancellation of debt. As a result of the merger, the former members of Wellstone LLC acquired a majority of the outstanding shares of Farallon. Accordingly, the combination has been accounted for as a reverse acquisition, under which, for accounting purposes, Wellstone LLC is the accounting acquiror, and Farallon Corporation is accordingly the accounting acquiree. As is customary in a reverse acquisition, only the historical financial statements of Wellstone LLC, the accounting acquiror, are presented for periods prior to the acquisition. Farallon Corporation, incorporated in 1994, subsequently changed its name to Wellstone Filters, Inc and Wellstone LLC became a wholly-owned subsidiary of Wellstone Filters, Inc. References to Wellstone in this prospectus refer to the combined entity.

         Wellstone determined to augment its strategic focus. Wellstone's original plan was to license its proprietary cigarette filters technology to existing cigarette manufacturers. Because we believe our filter compound reduces the amount of certain known carcinogens, Wellstone believed that incorporation of our compound into currently marketed brands would be the quickest way to bring its Wellstone Filters to the smoking public. After a review of the tobacco marketplace, management determined to manufacture and produce its own brand, hoping to be part of an increasing number of small manufacturers who have gained market share in recent years (estimated by some to be 12% of total U.S. 2003 market) in this multi-billion dollar market. Sales and marketing of the Wellstone brand are expected to begin in the second quarter of calendar 2005.

         Wellstone has also developed packaging materials and tobacco blends for a full line of Wellstone cigarettes. Wellstone will continue to pursue incorporation of our filter onto existing cigarette brands, while we also sell our own line of Wellstone cigarettes.

         Wellstone has developed packaging materials and tobacco blends, however, to date, we have not sold any cigarettes. Wellstone purchases various ingredients necessary for our filters from suppliers, but we do not enter into written agreements with such suppliers; rather we submit purchase orders on an as-needed basis.

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

         On January 5, 2005, Wellstone created a wholly owned subsidiary operating company, Wellstone Tobacco, Inc., a North Carolina corporation.

         On December 21, 2004, Wellstone licensed the rights to manufacture, market and distribute the Silverton cigarette brand. Silverton was previously introduced to the market, and the acquisition of these rights allows Wellstone to market a discount cigarette to its customers alongside the Wellstone Brand. The Company will also utilize the considerable expertise of its management team in the tobacco industry and believes the Silverton brand will complement its efforts to introduce the Wellstone line into the cigarette market. On December 28, 2004, Wellstone entered into an agreement to allow H&S Marketing to sell Silverton cigarettes in Florida, with an option to expand into Texas.

         On December 26, 2004, Wellstone agreed with Gesicht-Taube, a Kiev, Ukraine based distributor, to market and sell the Silverton brand in Ukraine, with expansion into Russia and Eastern Europe.

Risks and Uncertainties

We might get sued and may not be covered by insurance.

         There are currently several pending legal actions affecting the tobacco industry, including proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes. We may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We do not yet have any product liability insurance, and if such insurance can be obtained it probably would be very limited in scope of coverage to any claims that tobacco products manufactured by or for us. contain any foreign object. Such insurance probably would not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future actions would have a material and adverse effect on our financial condition.

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

         Substantially all of our revenues are initially expected to be derived from sales in the United States. The U.S. cigarette business has been contracting in recent years. If the U.S. cigarette market continues to contract, it could adversely affect our potential future sales, operating income and cash flows.

We do not have any production facilities unless we acquire them or contract out production.

         To date we have only manufactured our proprietary filter material in small batches. Problems in purchasing equipment, establishing manufacturing facilities and meeting demand can be expected. Problems in contracting out production can also be expected. If we cannot produce filter material or outsource production we cannot go to market with our own brand nor can the filter be used in existing brands unless we license the filer to such existing brands.

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

         Our filter and the Wellstone brand utilizing it may not be accepted by smokers. Smokers may decide not to purchase our brand or any tobacco product made with our filters due to taste or other preferences, and sales of filters with our technology would be adversely affected.

The cigarette industry is subject to substantial and increasing regulation and taxation and this can only have a negative impact on us.

         Various federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. If, as expected, this trend continues, it may have material and adverse effects on potential sales, operating income and cash flows. In addition, cigarettes are subject to substantial and increasing excise taxes. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect the market for our product.

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

         If we are successful in obtaining market acceptance for our products, we will be required to manage substantial volume from the resulting customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to find a suitable manufacturer for our brand and filters. We or any person contracted with to produce our products in commercial quantities might not be able to overcome the challenge of setting up any production operations, and our personnel, systems, procedures and controls might prove inadequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

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

         Although we have no current plan to do so, we may change our strategy for the development and marketing of our technology in the future. Our business plan might not be implemented as set forth herein.

The Tobacco and Cigarette Industry

         Annual U.S. sales of cigarettes in 2003 were 401 billion. Approximately
44.5 million adult Americans smoke; worldwide, the figure is estimated to be 1.1 billion people. The market share of five major U.S. cigarette manufacturers in 2004 was as follows:


                                                             U.S. Market Share
                  Phillip Morris Cos., Inc.                        50.4%
                  RJ Reynolds                                      32.0%
                  Lorillard                                         9.3%
                  Commonwealth                                      3.1%
                  Liggett & Meyers                                  2.6%
                                                                   -----
                     Total                                         97.4%

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

Harmful components of tobacco smoke

         Tobacco smoke is comprised of atmospheric and other gases, particulate matter, and hundreds of chemical compounds. Tar is condensed tobacco smoke. Nicotine is the addictive substance in tobacco smoke. In the doses found in cigarette smoke carbon monoxide reduces the blood's ability to carry oxygen. Known carcinogens include benzene, 2-napthylamine, 4-amino byphenyl and radioactive polonium-210. Potential carcinogens include N-nitrosodiethylamine, N-nitrosopyrrolidine, benzoapyrene, N-nitrosodieth aholomine and cadmium.

Our filter removes certain carcinogens

         Our filter material works by trapping nucleophiles in tobacco or produced during combustion and is the subject of U.S. Patent 6,119,701, "Methods, agents and devices for removing nucleophilic toxins from tobacco and tobacco smoke", issued September 19, 2000, to Dr. Anthony Cerami Ph.D, Dr. Carla Cerami Hand M.D./Ph.D. and Dr. Peter Ulrich Ph.D, all shareholders of Wellstone, and of U.S. Patent 6,615,842 "Methods for removing nucleophilic toxins from tobacco smoke" issued September 9, 2003 to Mr. Cerami, and Drs. Cerami Hand and Ulrich. Compounds in the filter material include periodate-oxidated (dialdeyhde) devivaties of the polysaccarides cellulose, starch and agarose.

         We intend to sell and market our own cigarette brand, to sell filters directly to manufacturers to be integrated into their own cigarette brands, and to "roll your own" manufacturers.

Results of In-house Testing.

         The patent developers have tested our filter technology in a biopharmaceuticals laboratory, using standard cigarette filter material (cellulose acetate) containing the compound. However, these tests, although indicative that our technology removes a measurable level of other harmful substances, cannot be taken to imply that any specific level of reduction will occur in production cigarettes. Variables such as the mix of tobacco used, manufacturing additives, and FTC testing methodology will all cause variations in the actual percentage of harmful materials removed.

         The Ames test is a standard test used to measure mutagenicity by exposing the smoke (filtered and unfiltered) to a strain of Salmonella bacteria. The Ames test demonstrated that our filter removed a majority of mutagens compared to the control cigarette.

         The Greiss test measures nitrosamines, which are contained in cigarette smoke and believed to be carcinogenic. With the 250 milligram level of concentration in the Wellstone filter a majority of the nitrosamines were removed.

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

Competition

         Our technology faces competition, but we think that our technology competes favorably because it reduces carcinogens while retaining taste and a significant level of nicotine. We believe that we potentially have five competitors, however additional competitors or new technologies could arise at any time. None of them has any significant level of sales and there has never existed any market for special purpose filters.

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

         Immulabs Sensi Filter removes several toxic gases (hydrogen cyanide and acrolein) without apparently affecting taste. The filter is expensive, but the main competitive disadvantage compared to our filter technology is that the Sensi Filter does not remove carcinogens. Since the FTC does not test cigarettes for the removal of toxic gases, only tar and nicotine, we believe that Immulabs will have difficulty marking marketing claims about the relative safety of this filter.

Intellectual Property

         The technology fundamental to Wellstone is protected under U.S. Patent number 6,119,701, entitled "Methods, agents and devices for removing nucleophilic toxins from tobacco and tobacco smoke," by Cerami et al., and issued to the Cerami Consulting Corporation. This patent was filed on February 13, 1998, and approved on September 19, 2000. Based on a licensing agreement with Cerami Consulting Corporation, Wellstone has exclusive rights to the technology on which the patent is based. The patent is protected until February

13, 2018, according to current U.S. Patent law. A second U.S. patent was issued to Cerami Consulting Corporation and licensed to Wellstone: U.S. Patent U.S. Patent number 6,615,842, entitled "Methods for removing nucleophilic toxins from tobacco smoke" by Cerami et al., and issued to Cerami Consulting Corporation. This patent was filed on June 26, 2000 and issued on September 9, 2003. Therefore, Wellstone has controlling rights to the technology on which it is based until June 26, 2020, according to current U.S. Patent law.

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

         We intend to sell cigarettes and to supply filters which we believe could make cigarettes less prejudicial to health, Wellstone could be liable for personal injury to consumers. Even if we believe such lawsuits are without merit, the cost of defense or settlement of lawsuits could be substantial.

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

         None.

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

                                     PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

(a)  Market Information

         The Company's Common Stock has traded on the OTC Bulletin Board under the symbol WLSF.ob since May, 2003. The high and low sales prices for the common stock were as follows:

         Quarter Ended                           High              Low

         December 31, 2004                       $1.90             $ .54
         September 30, 2004                      $  .80            $ .21
         June 30, 2004                           $1.88             $ .26
         March 31, 2004                          $  .58            $ .12
         December 31, 2003                       $  .20            $ .12
         September 30, 2003                      $  .18            $ .07
         June 30, 2003                           $  .01            $ .00

         All share information is adjusted for stock splits. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

(d)  Equity Compensation Plans

          Equity Compensation Plan Information as of December 31, 2004

                                                                                        Number of Securities
                                                                                        remaining available
                                                                                        for future issuance
                                    Number of securities                                under equity
                                    To be issued upon         Weighted Average          compensation plans
                                    exercise of outstanding   exercise price of         (excluding securities
                                    options                   outstanding options       reflected in column (a))
                                            (a)                        (b)                       (c)

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

(e)  Sales of Unregistered Securities during the year ended December 31, 2004

         During the quarter ended December 31, 2004, as reported in a Form 8-K dated November 30, 2004, the Company received $1,500,000 in exchange for a $1,500,000 convertible promissory note, due December 31, 2006, that it issued to the Carlson Group, Ltd. The note bears interest at a rate of 4% per annum (effective interest rate of 38%), which accrues and is payable on maturity. In addition, the Company issued Carlson Group warrants to purchase 3,240,000 shares of common stock at an exercise price of $.50 per share (approximately 80% of the market value of the common stock on the date of the funding commitment), resulting in a debt discount of $1,020,000 based on the relative fair value of the warrants. The warrants are exercisable for 5 years and have piggyback registration rights. No underwriter was involved. The transaction was exempt from registration under Section 4(6) of the Securities Act of 1933 since the purchaser is an accredited investor and there was no public solicitation or advertising.

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

         Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining the exclusive license to U.S. and international patents on that formulation, seeking to market the filter technology, and formulating a tobacco blend that delivers a satisfying smoking experience.

         Substantially all of our losses for the year ended December 31, 2004 are the result of stock-based compensation expense for the issuance of stock and stock options. During the year, options were issued to a scientific advisor to purchase 4,800,000 shares at an exercise price of $.0007 per share resulting in expense of approximately $655,000. The expense for the issuance of these stock options to the advisor was calculated based on the Black-Scholes option pricing model. In addition, options to purchase 26,500,000 shares with exercise prices ranging from $.003 to $.01 per share were issued to three officer employees resulting in an expense of approximately $13,555,000. Because these stock options were issued to employees, the expense was calculated in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the difference between the fair value of the Company's common stock on the grant date and the exercise price of the stock option, multiplied by the number of options granted, is recorded as compensation expense. The Company also issued 15,000,000 shares of common stock to a brother of our Chief Executive Officer, for prior legal services provided to the Company, resulting in an expense of approximately $6,270,000. As the Company intensifies its developmental and marketing efforts, general and administrative costs will increase in future quarters as a result of leasing new offices in North Carolina, hiring new employees including a Chief Financial and Operating Officer, administrative, marketing and technical employees, and increased travel and office expenses related to the Company's anticipated expansion into cigarette manufacturing. As of March 31, 2005, our general and administrative expenses paid in cash average approximately $90,000 per month.

Liquidity and Capital Resources

         We have never earned revenues from operations. Through December 31, 2004, our operations were being funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances and financings from the related party, including accrued interest, totaled $115,509 as of December 31, 2004. On January 2, 2004, we entered into a funding agreement with Arrakis Select, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through October 31, 2004 Wellstone had received $195,000 from Arrakis for the issuance of 574,791 restricted shares.

         In October the Company entered into an agreement with another fund under which it received $1,500,000 in debt financing plus warrants, and the agreement with Arrakis was not renewed. The $1,500,000 is believed by management to be sufficient for our working capital needs for at least the next 12 months from the date of issue.

         Wellstone has sourced suppliers to manufacture its patented formulation in commercial quantities. These sources of supply will enable Wellstone to meet all foreseeable market demand for the Wellstone line as well as to supply other manufacturers who may choose to license the product. Because the formulation is unique to Wellstone's product, Wellstone has been required to specially source manufacturing to ensure that strict specifications can be met. Wellstone intends to use multiple suppliers to ensure a reliable supply.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking sources of supply and development of a business plan. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan. However, Management believes that Wellstone's ability to raise significant amounts of financing will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

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

         The deficiencies in our internal controls related to accounting for equity transactions, including the issuance of stock for services, the issuance of stock options for services, and warrants issued in connection with debt. The disclosure controls deficiencies related to the statement of stockholders equity, footnote disclosure of information required by U.S. generally accepted accounting principles, including the stock option disclosure required by Statement of Financial Accounting Standards No. 148, and disclosure of the stock splits in the statement of stockholders' equity and the footnotes to the financial statements. The adjustments to record the issuances of stock and stock options for services or compensation and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB/A. Based on our evaluation and the deficiencies identified above, we concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our staff. These deficiencies have been disclosed to our Board of Directors.
Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Board of Directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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
                                            Financial Officer

Jere E. Goyan, Chairman

         Dr. Jere E. Goyan, 73, has served as Chairman of the Company since January 2003. Dr. Goyan has served as President of Goyan and Hart Associates since January 1999. Dr. Goyan served as President and Chief Operating Officer of Alteon, Inc., a pharmaceutical company, from 1993 to 1998. From 1979 to 1981, Dr. Goyan served as a Commissioner of the Food and Drug Administration. Dr. Goyan is currently Dean Emeritus and Professor Emeritus of the School of Pharmacy, University of California, San Francisco where he was Dean from 1967 to 1992 and a Professor from 1956 to 1992. Dr. Goyan is a member of numerous associations and served as President of the American Association of Colleges of Pharmacy in 1978 and of the American Association of Pharmaceutical Scientists in 1990. He has received meritorious awards, including from the University of California, San Francisco, the American Pharmaceutical Association, the Department of Health and Human Services. Dr. Goyan is the Chairman of the Board of SciClone Pharmaceuticals, a biopharmaceutical firm, and a director of Emisphere Technologies, Inc., a biopharmaceutical company, PharmQuest Corporation, a drug development company, Penwest Pharmaceuticals Co., a drug delivery technology company, Boehringer Ingelheim Pharmaceuticals Corporation and Slil Pharmaceuticals, an early-stage drug discovery company. Dr. Goyan obtained a Bachelor of Science degree from the School of Pharmacy, University of California, San Francisco and a PhD. in Pharmaceutical Chemistry from the University of California, Berkeley.

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

Samuel M. Veasey, Chief Operating Officer and Chief Financial Officer

         Mr. Veasey was elected as Chief Financial Officer on September 9, 2004. Mr. Veasey was Senior Vice President and Chief Financial Officer for Vector Tobacco (USA) Ltd. from October, 2000 until his retirement in July 2001. Vector Tobacco (USA) Ltd. marketed a "reduced carcinogen" cigarette utilizing carbon and catalytic filters. From July 2001 to September 2004 Mr. Veasey was retired. Vector Tobacco was an operating subsidiary of Vector Group, Ltd. (NYSE: VGR). Mr. Veasey was Senior Vice President - Finance of Liggett Group, Inc. from January 1997 to September 2000, and was Vice President, Chief Financial Officer and Treasurer of Liggett Group, Inc. from June 1996 to December 1996. He was the Director of Corporate Accounting of Liggett from July 1993 to May 1996. Mr. Veasey joined Liggett in August 1967 and held various positions in the Finance Department. The Liggett Group, Inc. is one of the longest established tobacco companies in the United States. Mr. Veasey was responsible for all financial activities of The Liggett Group including accounting, budgeting, internal control, debt compliance, internal and external reporting, cash management as well as human resources and information systems.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires Wellstone's officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish Wellstone with copies of all Section 16(a) forms they file. During the year ended December 31, 2004, Wellstone believes that Jere E. Goyan, Learned Jeremiah Hand and Samuel M. Veasey failed to file the reports required by
Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, Wellstone does not believe that such individuals purchased or sold any Wellstone Common Stock during 2004.

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


                           Summary Compensation Table


                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION

        Name and                                             Other Annual                                                All
   Principal Position         Year      Salary     Bonus     Compensation            Awards               Payouts       Other
                                                                            Restricted     SARs(#)     Options/LTIP
                                                                             Stock (4)   Payouts ($)
Carla Cerami Hand             2004     $     0        0            0              0            0                  0
President                     2003           0        0            0              0            0                  0        0
(resigned January 2004)       2002           0        0            0              0            0                  0
                              2001           0        0            0              0            0                  0        0

Learned Jeremiah Hand         2004     $25,000        0            0              0            0         18,000,000        0
CEO                           2003           0        0            0              0            0                  0        0
                              2002           0        0            0              0            0
                              2001           0        0            0              0            0                  0        0

Samuel Veasey                 2004      10,000                                                            4,500,000
CFO

In connection with his appointment to the Board of Directors of Wellstone in January 2003, Dr. Goyan was granted incentive stock options to purchase 525,000 shares of common stock for $.000476 per share. In connection with his election as Chief Financial Officer in September 2004, Mr. Veasey was granted options to purchase 4,500,000 shares at $.003 per share. In September 2004 Mr. Hand was also granted options to purchase 18,000,000 shares at $.003 per share. The above options were granted under Wellstone's 1994 Stock Option Plan, as such plan was amended and restated in 2003.

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

(1) All options are exercisable. Value based on closing price of the common stock of $1.31 on December 30, 2004, less exercise price.

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

    Name and Address                           Common Stock        Percentage

Jere E. Goyan(1)(2)                                525,000               *
Chairman

Learned Jeremiah Hand(1)(3)                    179,433,000            66.3%
Chief Executive Officer

Samuel Veasey                                    4,500,000             1.8%
Chief Financial Officer

Carla Cerami Hand, MD,PhD(1)(3)                179,433,000            66.3%

Anthony Cerami, PhD(1)(4)                       28,935,000            11.5%

All officers and directors
  as a group (3 persons)                       184,458,000            68.1%

* less than 1%
(1) The business address of each of these persons is 250 Crown Boulevard, Timberlake, North Carolina
(2)      Includes options to purchase 525,000 shares of common stock.
(3) Ms. Cerami Hand and Mr. Learned Jeremiah Hand are wife and husband. The 179,433,000 shares listed as beneficially owned by Mr. Learned Jeremiah Hand include 138,333,000 shares which are controlled by Carla Cerami Hand, as stated below; 18,000,000 shares issuable upon exercise of stock options, and 23,100,000 shares held through a family limited partnership controlled by him. Mr. Hand disclaims beneficial ownership of such 138,333,000 shares. Ms. Cerami is the sole limited partner of a partnership which holds 115,233,000 shares and also controls 23,100,000 shares held via a trust, and the 41,100,000 shares controlled by Learned Jeremiah Hand. She disclaims beneficial ownership of the 41,100,000 shares controlled by Learned Jeremiah Hand.
(4) Dr. Anthony Cerami is the father of Carla Cerami Hand. Shares are held in a trust.

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

         In 2004, we issued to Jehu Hand, a brother of our Chief Executive Officer, 15,000,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000. On January 2, 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 574,791 shares of common stock. The Company issued common stock to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

         The Company has a licensing agreement with Cerami Consulting Corporation, an entity owned and controlled by the spouse of the Company's Chief Executive Officer. The licensing agreement grants the Company the exclusive worldwide exploitation rights to practice and utilize the inventions, technology, know-how, and patent, including the rights to manufacture and market the filters which are the subject of the licensing agreement, that are held by Cerami Consulting Corporation. In exchange for the license rights, the Company agreed to pay all future costs for development, manufacture, and commercialization of the technology, including all other future fees and costs in connection with the patents.

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

                           2.1. Agreement and Plan of Reorganization, dated February May 25, 2001, between the Company and Wellstone LLC(2)

                 3.       Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Articles of Amendment(2)
                           3.3      Bylaws(1)
                           3.4 Articles of Amendment increasing authorized common stock to 300,000,000 shares (5)

                 10.      Material Contracts

                           10.1     Stock Option Plan (1)
                           10.2     Amended and Restated Stock Option Plan (5)
                           10.3     Funding  Agreement  with Arrakis Select Fund
                                    (5)
                           10.4 Schedule of Details, options granted as of December 31, 2004 under Stock Option Plan(6)
                           10.5     $1,500,000 Promissory Note (4)
                           10.6 Warrants, exercisable for 3,240,000 shares of common stock (4)
                           10.7 Lease Agreement, with U.S. Flue-Cured Tobacco Growers Inc., dated as of September 1, 2004. (5)
                           10.8     Marketing  Agreement,  with  H&S  Marketing,
                                    dated as of December 28, 2004 (5)
                           10.9     License  Agreement,  by and  between  Cerami
                                    Consulting    Corporation    and   Wellstone
                                    Filters, LLC, dated as of September 14, 1999
                                    (5)
                           10.10 Lease Extension Agreement with U.S. Flue-Cured Tobacco Growers Inc., dated May 2, 2005 (5)

                 21.1 Wellstone Tobacco Company is incorporated in North Carolina. Trade names used include Wellstone and Silverton. Wellstone Filters LLC is incorporated in Delaware.

                 31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

                 31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

                 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

                 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

         (1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-28161.
         (2) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 25, 2001.
         (3) Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 2001.
         (4) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 3, 2004.
         (5)    Filed herewith.


Reports on Form 8-K

         8-K Current Report dated September 13, 2004, regarding the appointment of Samuel Veasey as Chief Financial Officer and Chief Operating Officer.

         8-K Current Report dated December 3, 2004, regarding the issuance of a $1.5 million promissory note with warrants.

Item 14 Principal Accountant Fees and Services.

         During the period covering the fiscal years ended December 31, 2004 and 2003. Tanner LC performed the following professional services:


                                                     2004              2003
                                                     ----              ----
Audit Fees                                        $  13,000         $  5,000
Audit-Related Fees                                $   1,200         $      0

         Audit fees include the year-end audit and review of the Form 10-KSB, quarterly reviews and reviews of the Forms 10-QSB

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2006.


                                                    WELLSTONE FILTERS, INC.


                                                    /s/ Learned Jeremiah Hand

                                                    Learned Jeremiah Hand
                                                    CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on February 21, 2006.


By:     /s/ Learned Jeremiah Hand                 CEO and Director
        Learned Jeremiah Hand                     (principal executive officer)

By:     /s/ Samuel M. Veasey                      Chief Financial Officer
        Samuel M. Veasey                          (principal accounting and
                                                  financial officer)

By:     /s/ Jere Goyan                            Chairman
        Jere Goyan

                                  Exhibit Index

--------- ------------------------------------------------ -----------------------------------------------------------
2.1       Agreement and Plan of Reorganization, dated      Incorporated by reference to the Company's Current Report
          February May 25, 2001, between the Company and   on Form 8-K, dated May 25, 2001
          Wellstone LLC(2)

--------- ------------------------------------------------ -----------------------------------------------------------
3.1       Articles of Incorporation                        Incorporated by reference to the Company's Registration
                                                           Statement on Form 10-SB, file no. 0-28161
--------- ------------------------------------------------ -----------------------------------------------------------
3.2       Articles of Amendment                            Incorporated by reference to the Company's Current Report
                                                           on Form 8-K, dated May 25, 2001
--------- ------------------------------------------------ -----------------------------------------------------------
3.3       Bylaws                                           Incorporated by reference to the Company's Registration
                                                           Statement on Form 10-SB, file no. 0-28161
--------- ------------------------------------------------ -----------------------------------------------------------
3.4       Articles of Amendment increasing authorized      Filed herewith
          common stock to 300,000,000 shares
--------- ------------------------------------------------ -----------------------------------------------------------
10.1      Stock Option Plan                                Incorporated by reference to the Company's Registration
                                                           Statement on Form 10-SB, file no. 0-28161
--------- ------------------------------------------------ -----------------------------------------------------------
10.2      Amended and Restated Stock Option Plan           Filed herewith
--------- ------------------------------------------------ -----------------------------------------------------------
10.3      Funding Agreement with Arrakis Select Fund       Filed herewith
--------- ------------------------------------------------ -----------------------------------------------------------
10.4      Schedule of Details, options granted as of       Filed herewith
          December 31, 2004 under Stock Option Plan
--------- ------------------------------------------------ -----------------------------------------------------------
10.5      $1,500,000 Promissory Note                       Incorporated by reference to the Company's Current Report
                                                           on Form 8-K, dated December 3, 2004
--------- ------------------------------------------------ -----------------------------------------------------------
10.6      Warrants, exercisable for 3,240,000 shares of    Incorporated by reference to the Company's Current Report
          common stock                                     on Form 8-K, dated December 3, 2004
--------- ------------------------------------------------ -----------------------------------------------------------
10.7      Lease Agreement, with U.S. Flue-Cured Tobacco    Filed herewith
          Growers, Inc., dated as of September 1, 2004
--------- ------------------------------------------------ -----------------------------------------------------------
10.8      Marketing Agreement, with H&S Marketing, dated   Filed herewith
          as of December 28, 2004
--------- ------------------------------------------------ -----------------------------------------------------------
10.9      License Agreement, by and between Cerami         Filed herewith
          Consulting Corporation and Wellstone Filters,
          LLC, dated as of September 14, 1999
--------- ------------------------------------------------ -----------------------------------------------------------
10.10     Lease Extension Agreement, with U.S. Flue-Cured  Filed herewith
          Tobacco Growers, Inc., dated May 2, 2005
--------- ------------------------------------------------ -----------------------------------------------------------
21.1      List of Subsidiaries                             Filed herewith
--------- ------------------------------------------------ -----------------------------------------------------------
31.1      Certification of Chief Executive Officer         Filed herewith
          Pursuant to Exchange Act Rule 13a-14(a).
--------- ------------------------------------------------ -----------------------------------------------------------
31.2      Certification of Chief Financial Officer         Filed herewith
          Pursuant to Exchange Act Rule 13a-14(a).
--------- ------------------------------------------------ -----------------------------------------------------------
32.1      Certification of Chief Executive Officer         Filed herewith
          pursuant to 18 U.S.C. Section 1350.
--------- ------------------------------------------------ -----------------------------------------------------------
32.2      Certification of Chief Financial Officer         Filed herewith
          pursuant to 18 U.S.C. Section 1350
--------- ------------------------------------------------ -----------------------------------------------------------

                                       22
                                               REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM






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
                                                           ------------------

4.  Related Party Transactions

         Mr. Learned Hand, an officer and director, advanced $24,298 to the Company for expenses which had not been reimbursed as of December 31, 2004. A law firm controlled by a brother of Learned Hand advanced funds on behalf of the Company from time to time in calendar 2004, and as of December 31, 2004 the amount unreimbursed to the law firm was $16,286.

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

         Carla Cerami Hand or Cerami Consulting Corporation and an entity controlled by Learned Hand have loaned various amounts to the Company for its capital requirements, as follows. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2004, $15,727 had accrued as interest on these notes, none of which had been paid. These related party notes payable totaled $59,200 as of December 31, 2004.

         In 2004, we issued to Jehu Hand, a brother of our Chief Executive Officer, 15,000,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000. On January 2, 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 574,791 shares of common stock. The Company issued common stock to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

         The Company has a licensing agreement with Cerami Consulting Corporation, an entity owned and controlled by the spouse of the Company's Chief Executive Officer. The licensing agreement grants the Company the exclusive worldwide exploitation rights to practice and utilize the inventions, technology, know-how, and patent, including the rights to manufacture and market the filters which are the subject of the licensing agreement, that are held by Cerami Consulting Corporation. In exchange for the license rights, the Company agreed to pay all future costs for development, manufacture, and commercialization of the technology, including all other future fees and costs in connection with the patents.

         In the fiscal years ended December 31, 2003 and 2002, Ms. Cerami Hand and/or Mr. Learned Hand advanced $8,899 and $16,072, respectively, on behalf of the Company for its corporate expenses. The Warren Institute, affiliated with the above officers, provides office space and a 1,200 square foot lab to the Company at a cost of $1,400 per month from January 2002 to September 30, 2003, all of which has been accounted for as a contribution to capital by the controlling stockholders. Such amounts are not represented by any promissory note and bear no interest.

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