Form 10QSB/A
period 2005-03-31
WELLSTONE FILTERS INC /DE/
filed 2006-02-21
CIK 1092802

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

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


           Delaware                                              33-0619264
-------------------------------                          -----------------------
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                 fication No.)

 250 Crown Boulevard, Timberlake, North Carolina                    27583
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

                                           Yes               No   X

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        257,042,991
-----------------------------                                        -----------
Title of Class                                      Number of Shares outstanding
                                                              at  March 31, 2005

Transitional Small Business Format     Yes            No    X
No exhibits included.

                                Explanatory Note

         Wellstone is filing this Amendment No. 1 on Form 10-QSB/A to Wellstone Filters, Inc.'s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on May 16, 2005 (the Original Form 10-QSB), to reflect changes made in response to certain comments that it received from the Securities and Exchange Commission on December 29, 2005, related to enhanced disclosure in Management's Discussion and Analysis and revisions to the Controls and Procedures disclosure. In addition, we have restated the condensed consolidated financial statements as of and for the three months ended March 31, 2005, and the related notes to the condensed consolidated financial statements to record the issuance of 4,500,000 shares of common stock that were not recorded in the condensed consolidated financial statements included in the Original Form 10-QSB for the period ended March 31, 2005. 4,000,000 of the common shares were issued to an unrelated party for consulting services and 500,000 of the common shares were issued to a related party for legal services. The restatement increased the net loss by $4,590,000, or $.02 per share, for the three months ended March 31, 2005. There was no impact on total stockholders' equity as of March 31, 2005.

         We reported the decision to restate this information in a Current Report on Form 8-K which was filed with the SEC on February 7, 2006. The decision to restate was based on the findings of internal investigations conducted by Wellstone's management. Part I of this Form 10-QSB/A contains more information about these restatements in "Note 2. Restated Financial Statements," which accompanies the condensed consolidated financial statements in Item 1.

         Although this Form 10-QSB/A contains the Original Form 10-QSB in its entirety, it amends and restates only Items 1, 2 and 3 of Part I and Exhibits 31.1, 31.2, 32.1 and 32.2, referred to in Item 6 of Part II of the Original Form 10-QSB, in each case solely as a result of and to reflect the restatements. No other information in the Original Form 10-QSB is amended hereby. This Form 10-QSB/A has been repaginated and references to "Form 10-QSB" have been revised to refer to "Form 10-QSB/A".

         Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 16, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, have been or will be addressed in our amended Quarterly Reports for the quarterly periods ended June 30 and September 30, 2005, which are being filed concurrently with this Form 10-QSB/A and/or in other reports filed with the Securities and Exchange Commission subsequent to the date of the Original Form 10-QSB.

Item 1. FINANCIAL STATEMENTS
        --------------------

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        March 31,        December 31,
                                                                           2005                2004
         ASSETS                                                         (Restated)
         ------                                                    ---------------------------------------
Current assets:
Cash                                                                $        1,144,674  $       1,431,088
                                                                   ---------------------------------------
                  Total current assets                                       1,144,674          1,431,088

Furniture and equipment, net of accumulated depreciation                         9,526             12,695
                                                                   ---------------------------------------

                  Total Assets                                      $        1,154,200  $       1,443,783
                                                                   ---------------------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
     Accounts payable                                               $            6,872  $          23,890
     Accrued expenses                                                          151,781             20,727
     Related party notes payable                                                59,200             59,200
     Related party accounts payable                                             40,584             40,584
                                                                   ---------------------------------------

                  Total current liabilities                                    258,437            144,401
                                                                   ---------------------------------------

Note payable net of unamortized debt discount of $850,000
  and $977,500, respectively                                                   650,000            522,500
                                                                   ---------------------------------------

                  Total liabilities                                            908,437            666,901

Commitments and contingencies

Shareholders' Equity:
     Preferred Stock, $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                  -                  -
     Common Stock, $.001 par value; 300,000,000 shares
       authorized; 257,042,991 and 252,542,991 shares
       issued and outstanding, respectively                                    257,043            252,543
     Additional paid-in capital                                             26,057,403         21,471,903
     Accumulated deficit                                                   (26,068,683)       (20,947,564)
                                                                   ---------------------------------------

                  Total shareholders' equity                                   245,763            776,882
                                                                   ---------------------------------------

                  Total liabilities and shareholder's equity        $        1,154,200  $       1,443,783
                                                                   ---------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                          Three Months Ended                Cumulative
                                                              March 31,                       Amounts
                                               -----------------------------------------       Since
                                                       2005                2004              Inception
                                                    (Restated)                              (Restated)
                                               ------------------------------------------------------------
Revenues                                        $                 -   $               -   $              -

General and administrative expense                        4,910,046             659,663         25,774,679
Research and development expense                             67,389                   -             86,969
Interest expense                                            143,684               1,184            207,035
                                               ------------------------------------------------------------

                  Loss before income taxes               (5,121,119)           (660,847)       (26,068,683)

Income tax benefit                                                -                   -                  -
                                               ------------------------------------------------------------

                  Net (Loss)                    $        (5,121,119)  $        (660,847)   $   (26,068,683)
                                               ------------------------------------------------------------

Net loss per share:
     basic and diluted                          $             (0.02)  $           (0.00)
                                               -----------------------------------------

Weighted average shares outstanding
     basic and diluted                                  255,830,000         237,084,000
                                               -----------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Three Months Ended               Cumulative
                                                                           March 31,                  from inception
                                                                    2005               2004
                                                                  (Restated)                             (Restated)
                                                           --------------------------------------  -------------------
Cash flows from operating activities:
     Net loss                                               $      (5,121,119)  $       (660,847)     $    (26,068,683)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Issuance of common stock for services                      4,590,000                  -            10,860,000
         Issuance of stock options for services                             -            640,000               654,946
         Issuance of stock options to employees
           as compensation                                                  -                  -            13,555,000
         Amortization of debt discount                                127,500                  -               170,000
         Depreciation                                                     781                751                 7,982
         Loss on disposal of furniture and equipment                    4,457                  -                 4,457
         Rental expense forgiven by officer and                             -                  -                29,400
         Increase(decrease) in accounts payable                       (17,018)               327                 6,872
         Increase in related party accounts payable                         -               (319)               29,417
         Increase in accrued expenses                                 131,054              1,184               151,781
                                                           --------------------------------------  --------------------

                  Net cash used in
                  operating activities                               (284,345)           (18,904)             (598,828)
                                                           --------------------------------------  --------------------

Cash flows from investing activities-
     Purchase of fixed assets                                          (2,069)                 -               (10,798)
                                                           --------------------------------------  --------------------

Cash flows from financing activities:
     Proceeds from sale of common stock                                     -             45,000               195,000
     Proceeds from long-term debt                                           -                  -             1,500,000
     Members' contribution of equity                                        -                  -                   100
     Proceeds from related party notes payable                              -                  -                59,200
                                                           --------------------------------------  --------------------

                  Net cash provided by
                  financing activities                                      -             45,000             1,754,300
                                                           --------------------------------------  --------------------

Net decrease (increase) in cash and cash equivalents                 (286,414)            26,096             1,144,674

Cash and cash equivalents at beginning of period                    1,431,088              3,109                     -
                                                           --------------------------------------  --------------------

Cash and cash equivalents at end of period                  $       1,144,674   $         29,205     $       1,144,674
                                                           --------------------------------------  --------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2005
1.       General

         The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004.

         Reference is made to the Company's Form 10-KSB/A for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

2.       Restated Financial Statements

         The Company restated its condensed consolidated balance sheet as of March 31, 2005 and its condensed consolidated statement of operations for the three months and cumulative amounts ended March 31, 2005, and its condensed consolidated statement of cash flows for the three months and cumulative amounts ended March 31, 2005. This restatement relates to the issuance of 4,500,000 shares of common stock for services that were not recorded in the condensed consolidated financial statements included in the original Form 10-QSB for the period ended March 31, 2005 that was filed on May 16, 2005 (see Note 6). 4,000,000 shares of common stock were issued to an unrelated individual as compensation for consulting services that he provided to the Company and 500,000 shares of common stock were issued to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. The Company has restated the condensed consolidated financial statements to record the issuance of the common shares at their fair value on the date of issuance.

         The following table reflects the effects of this restatement on net loss and related loss per share.

                                   As Reported             As Restated
                               Three Months Ended       Three Months Ended
                                 March 31, 2005          March 31, 2005
         -----------------------------------------------------------------------
         Net loss                    $(531,119)            $(5,121,119)
         Loss per share                  $(.00)                  $(.02)


                                   As Reported             As Restated
                               Cumulated Amounts       Cumulated Amounts
                                Since Inception         Since Inception
         -----------------------------------------------------------------------
         Net loss                 $(21,478,683)          $(26,068,683)

3.       Related Party Transactions

         During the quarter ended March 31, 2005, the Company issued 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. The shares were recorded at a price equal to the closing market price on the date the shares were approved for issuance.

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

4.       Stock-Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Because no stock options or warrants vested during the three months ended March 31, 2005 and 2004, pro forma net loss and net loss per share are the same as the net loss and net loss per share as reported.

5.       Weighted Average Shares

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

6.       Common Stock

         During the three months ended March 31, 2005, the Company issued 4,000,000 shares of common stock to an unrelated individual as compensation for consulting services and 500,000 shares of common stock to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. These shares were valued at $1.02 based on the closing price of the Company's common stock on the date of issuance and resulted in a non-cash expense of $4,590,000. This amount is reflected in the general and administrative expense in the condensed consolidated statement of operations.

7.       Supplemental Cash Flow Information

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

8.       Liquidity

         The Company is a development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and has incurred sustained losses.

         In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of March 31, 2005 the Company had a cash balance of approximately $1,145,000, which is believed by management to be sufficient for our working capital needs through the end of the year.


Item 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF  OPERATIONS AND
        ------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

When used in this Form 10-QSB/A, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the "Risks and Uncertainties" set forth below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB/A.

Wellstone's Strategic Direction

         In the quarter ended March 31, 2005 Wellstone determined to augment its strategic focus. Wellstone's original plan was to license its proprietary cigarette filter technology to existing cigarette manufacturers. Because we believe our filter compound removes certain carcinogens, Wellstone believed that incorporation of our compound into currently marketed brands would be the quickest way to bring its Wellstone Filters to the smoking public. After a review of the tobacco marketplace, Management determined to manufacture and produce its own brand, hoping to be a part of an increasing number of small manufacturers who have gained market share in recent years (estimated by some to be 12% of total US 2004 market) in this multi- billion dollar market. We intend to offer a product or products within the discount segment of the market. Sales of the Wellstone brand are expected to begin in the third quarter of calendar 2005. There can be no assurance that the Company will have sales by the third quarter of 2005.

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

         We believe that Wellstone is the only small (less than $50 million in sales) US cigarette manufacturer that is publicly traded. We believe that the remainder of the small manufacturers in the industry are privately held or foreign. Management believes Wellstone's access to the US capital markets will assist Wellstone in its goal to become the largest company in the growing discount cigarette market. However, there can be no assurance that Wellstone's access to US capital markets will provide the necessary financing to build and grow the business.

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

Results of Operations

         Wellstone has not yet commenced sales of its products. Sales are not expected until the third quarter of 2005. Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes. The loss of $5,121,119 for the three months ended March 31, 2005 is primarily the result of the issuance of 4,000,000 shares of common stock, valued at $4,080,000 for consulting services and 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company, as well as research and development costs, employee wages, and interest expense and other legal and professional fees. The loss of $660,847 for the quarter ended March 31, 2004 is primarily due to expense of $640,000 recorded for stock options which were issued to a scientific advisor to purchase 4,800,000 shares at a price of $.0007 per share. We anticipate that by the beginning of calendar 2006 our general and administrative expenses and interest expense will be approximately $135,000 per month.

Liquidity and Capital Resources

         We have never earned revenues from operations. Through December 31, 2004 our operations were funded by shareholder advances and a financing agreement with a private investment fund controlled by a related party. These shareholder advances and financings from the related party, including accrued interest, totaled $115,509 as of December 31, 2004. On January 2, 2004, we entered into a funding agreement with Arrakis Select, a private investment fund controlled by a brother of our Chief Executive Officer under which agreement Arrakis Select agreed to satisfy Wellstone's funding requirements for 90 days (renewable for additional 90 day periods), in exchange for common stock valued at the closing bid price of the common stock as of the 15th day of the month in which the funding was made. Through October 31, 2004 Wellstone had received $195,000 from Arrakis for the issuance of 574,791 restricted shares.

         In October the Company entered into an agreement with another fund under which it received $1,500,000 in debt financing plus warrants, and the agreement with Arrakis was not renewed. On March 31, 2005 the Company had cash of approximately $1,145,000. Management believes that the cash will be sufficient to sustain operations through the end of the year.

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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that Wellstone's ability to raise significant additional amounts of financing, will be dependent on favorable capital markets and also on obtaining significant sales, and other risks inherent in the business as discussed under the caption "Risks and Uncertainties" in our Form 10-KSB/A for the year ended December 31, 2004 may affect the outcome of Management's plans.

Risks and Uncertainties

We might get sued and may not be covered by insurance.

         There are currently several pending legal actions affecting the tobacco industry, including proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes. We may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We do not yet have any product liability insurance, and if such can be obtained it probably would be very limited in scope of coverage to any claims that tobacco products manufactured by or for us. contain any foreign object. Such insurance probably does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition.

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

         Management owns 189,458,000 shares, or 65.6% of the shares on a fully diluted basis. Management is able to elect all the board of directors and otherwise control Wellstone and its operations, and other shareholders will have little, if any control over Wellstone's management. The concentration of control in management will discourage takeover attempts such as tender offers, and the purchase of shares by persons who wish to acquire control of Wellstone. Stockholders will likely not be able to benefit from a rise in share prices which usually accompanies hostile takeovers.

We could change the strategy we outline in this report.

         Although we have no current plan to do so, we may change our strategy for the development and marketing of our filter technology in the future. Our business plan might not be implemented as set forth herein.

Item 3. CONTROLS AND PROCEDURES.
        ------------------------

(a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. In connection with our annual report on Form 10-KSB/A for the year ended December 31, 2004, we reported material weaknesses that had been identified by our independent registered public accounting firm. These material weaknesses related to the accounting for equity transactions and the preparation of financial statements and related footnotes in accordance with generally accepted accounting principles.

         In this Form 10-QSB/A, we have restated the condensed consolidated financial statements to correct the error disclosed in Note 2 to the condensed consolidated financial statements. As a result of this error, as well as our evaluation on March 31, 2005, and the deficiencies identified in our annual report on Form 10-KSB/A as of December 31, 2004, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were neither effective nor adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 are accurately recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

         During the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue our efforts in developing appropriate internal controls over financial reporting to correct the significant deficiencies that exist.

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS
         --------

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


                                                    WELLSTONE FILTERS, INC.



Date:     February 21, 2006

                                       By        /s/ Learned J. Hand
                                                ---------------------
                                                Learned J. Hand
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                       By       /s/ Samuel Veasey
                                                -----------------
                                                Samuel Veasey
                                                Chief Financial Officer
                                                (Principal Financial Officer)