Form 10QSB/A
period 2005-06-30
WELLSTONE FILTERS INC /DE/
filed 2006-02-21
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to __________________

         Commission File Number 0-28161
         CIK Number 0001092802

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


         Delaware                                        33-0619264
-------------------------------                       --------------------------
(State or other Jurisdiction of                       I.R.S. Employer Identi-
Incorporation or Organization                              fication No.)

250 Crown Boulevard, Timberlake, North Carolina               27583
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

                                           Yes               No    X

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        260,242,991
--------------------------------------------------------------------------------
Title of Class                                      Number of Shares outstanding
                                                              at  August 5, 2005

Transitional Small Business Format     Yes            No    X

No exhibits included.

                                Explanatory Note


         Wellstone is filing this Amendment No. 1 on Form 10-QSB/A to Wellstone Filters, Inc.'s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on August 22, 2005 (the Original Form 10-QSB), to reflect changes made in response to certain comments that it received from the Securities and Exchange Commission on December 29, 2005, related to enhanced disclosure in Management's Discussion and Analysis and revisions to the Controls and Procedures disclosure. In addition, we have restated the condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, and the related notes to the condensed consolidated financial statements to record the issuance of 7,700,000 shares of common stock that were not recorded in the condensed consolidated financial statements included in the Original Form 10-QSB for the period ended June 30, 2005. 4,000,000 of the common shares were issued to an unrelated party for consulting services and 500,000 of the common shares were issued to a related party for legal services. The other 3,200,000 shares of common stock were issued upon the exercise of stock options. The restatement increased the net loss by $4,592,000, or $.02 per share, for the six months ended June 30, 2005. There was no impact on total stockholders' deficit as of June 30, 2005.

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

         Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 22, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, have been or will be addressed in our amended Quarterly Report for the quarterly period ended September 30, 2005, which is being filed concurrently with this Form 10-QSB/A, and/or in other reports filed with the Securities and Exchange Commission subsequent to the date of the Original Form 10-QSB.

Item 1. FINANCIAL STATEMENTS
        --------------------

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

               Assets                                                   June 30,         December 31,
               ------                                                    2005
                                                                      (Restated)            2004
                                                                    -----------------------------------
Current assets:
     Cash                                                           $       920,525      $   1,431,088
     Other current assets                                                    26,000                  -
                                                                    -----------------------------------

                  Total current assets                                      946,525          1,431,088

Furniture and equipment, net                                                 11,235             12,695
                                                                    -----------------------------------

                                 Total assets                       $       957,760      $   1,443,783
                                                                    -----------------------------------

-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Current liabilities:
     Accounts payable                                               $        17,476      $      23,890
     Related party accounts payable                                          40,584             40,584
     Accrued expenses                                                       282,835             20,727
     Related party notes payable                                             59,200             59,200
                                                                    -----------------------------------

                  Total current liabilities                                 400,095            144,401
                                                                    -----------------------------------

Note payable net of unamortized debt discount of $722,500
    and $977,500, respectively                                              777,500            522,500
                                                                    -----------------------------------

                  Total liabilities                                       1,177,595            666,901

Commitments and contingencies

Stockholders' equity (deficit)
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized; no shares issued and outstanding                               -                  -
     Common stock, $.001 par value, 300,000,000 shares
       authorized; 260,242,991 and 252,542,991 shares
       issued and outstanding, respectively                                 260,243            252,543
     Additional paid-in capital                                          26,082,203         21,471,903
     Accumulated deficit                                                (26,562,281)       (20,947,564)
                                                                    -----------------------------------

                  Total stockholders' equity (deficit)                     (219,835)           776,882
                                                                    -----------------------------------

                                                                    $       957,760      $   1,443,783
                                                                    -----------------------------------

 See accompanying notes to condensed consolidated financial statements

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                Three Months Ended                 Six Months Ended             Cumulative
                                                   June 30,                          June 30,                    Amounts
                                       -----------------------------------------------------------------         Since
                                             2005              2004             2005            2004            Inception
                                          (Restated)                         (Restated)                         (Restated)
                                       ------------------------------------------------------------------------------------

Revenues                               $             -     $         -     $          -     $          -     $            -

General and administrative expenses            349,914          25,460        5,259,960          685,123         26,124,593
Research and development expenses                    -               -           67,389                -             86,969

Interest expense                               143,684           1,184          287,368            2,368            350,719
                                       ------------------------------------------------------------------------------------


Loss before income taxes                      (493,598)        (26,644)      (5,614,717)        (687,491)       (26,562,281)


Income tax benefit                                   -               -                -                -                  -
                                       ------------------------------------------------------------------------------------

        Net loss                       $      (493,598)    $   (26,644)    $ (5,614,717)    $   (687,491)    $  (26,562,281)
                                       ------------------------------------------------------------------------------------

        Net loss per share -
           basic and diluted           $         (0.00)    $     (0.00)    $      (0.02)    $      (0.00)
                                       -----------------------------------------------------------------

Weighted average shares

   - basic and diluted                     259,987,000     237,240,000      257,915,000      237,162,000
                                       -----------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                         Six Months Ended              Cumulative
                                                                             June 30,                   Amounts
                                                                   ------------------------------        Since
                                                                         2005            2004          Inception
                                                                      (Restated)                      (Restated)
                                                                   -----------------------------------------------
Cash flows from operating activities:
   Net loss                                                        $     (5,614,717)  $  (687,491)  $  (26,562,281)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Issuance of common stock for services                                4,590,000             -       10,860,000
     Issuance of stock options for services                                       -       640,000          654,946
     Issuance of stock options to employees as compensation                       -             -       13,555,000
     Amortization of debt discount                                          255,000             -          297,500
     Depreciation                                                             2,195         1,502            9,396
     Rental expense forgiven by officer and board member                          -             -           29,400
     Loss on disposal of furniture and equipment                              4,457             -            4,457
     Decrease/increase in accounts payable                                   (6,414)       (1,499)          17,476
     Increase in related party accounts payable                                   -         1,360           29,417
     Increase in accrued expenses                                           262,108         2,368          282,835
                                                                   -----------------------------------------------

           Net cash used in operating activities                           (507,371)      (43,760)        (821,854)
                                                                   -----------------------------------------------
Cash flows from investing activities-
   Purchase of fixed assets                                                  (5,192)            -          (13,921)
                                                                   -----------------------------------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                         2,000       105,000          197,000
   Proceeds from long-term debt                                                   -             -        1,500,000
   Increase in deposit against future issuance of shares                          -        45,000                -
   Members contribution of equity                                                 -             -              100
   Proceeds from related party notes payable                                      -             -           59,200
                                                                   -----------------------------------------------

           Net cash provided by financing activities                          2,000       150,000        1,756,300
                                                                   -----------------------------------------------

           Net (decrease) increase in cash and cash equivalents            (510,563)      106,240          920,525

Cash and cash equivalents at beginning of period                          1,431,088         3,109                -
                                                                   -----------------------------------------------

Cash and cash equivalents at end of period                         $        920,525   $   109,349   $      920,525
                                                                   -----------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

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

2.       Restated Financial Statements

         The Company restated its condensed consolidated balance sheet as of June 30, 2005 and its condensed consolidated statements of operations for the three and six months and cumulative amounts ended June 30, 2005, and its condensed consolidated statement of cash flows for the six months and cumulative amounts ended June 30, 2005. This restatement relates to the issuance of 4,500,000 shares of common stock for services that were not recorded in the condensed consolidated financial statements included in the original Form 10-QSB for the period ended June 30, 2005 that was filed on August 22, 2005 (see Note 6). 500,000 shares of common stock were issued to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company and 4,000,000 shares of common stock were issued to an unrelated individual as compensation for consulting services that he provided to the Company. The Company has restated the consolidated financial statements to record the issuance of the shares of common stock at their fair value on the date of issuance.

         In addition, the issuance of 3,200,000 shares of common stock upon the exercise of stock options during the three months ended June 30, 2005, was not recorded properly in the condensed consolidated financial statements included in the original Form 10-QSB for the period ended June 30, 2005, that was filed on August 22, 2005 (see Note 6). The issuance of these shares has been included in the restated condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, but did not have a material impact on such condensed consolidated financial statements.

         The following table reflects the effects of this restatement on net loss and related loss per share.

                                   As Reported Three         As Restated            As Reported          As Restated
                                     Months Ended        Three Months Ended      Six Months Ended      Six Months Ended
                                     June 30, 2005          June 30, 2005          June 30, 2005        June 30, 2005
         ----------------------- --------------------- ----------------------- --------------------- --------------------
         Net loss                      $(491,598)              $(493,598)          $(1,022,717)         $(5,614,717)
         Loss per share                    $(.00)                  $(.00)                $(.00)               $(.02)


                                      As Reported               As Restated
                                    Cumulative Amounts       Cumulative Amounts
                                     Since Inception           Since Inception
         -----------------------  ---------------------  ---------------------
         Net loss                    $(21,970,281)              $(26,562,281)

3.       Related Party Transactions

         During the six months ended June 30, 2005, the Company issued 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. The shares were recorded at a price equal to the closing market price on the date the shares were approved for issuance.

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

         During the six months ended June 30, 2004, the Company sold 368,442 shares of common stock for $105,000 to a company controlled by the brother of the Company's Chief Executive Officer. The share price was equal to the closing price on the date the shares were sold.

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

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 28,625,000 and 5,325,000 shares of common stock at prices ranging from $.0007 to $.01 per share were outstanding at June 30, 2005 and 2004, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

6.       Common Stock

         During the six months ended June 30, 2005, the Company issued 4,000,000 shares of common stock to an unrelated individual as compensation for consulting services that he provided to the Company and 500,000 shares of common stock to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. These shares were valued at $1.02 based on the closing price of the Company's common stock on the date of issuance and resulted in a non-cash expense of $4,590,000. This amount is reflected in the general and administrative expense in the condensed consolidated statement of operations. In addition, the Company issued 2,600,000 shares of common stock upon the exercise of stock options at an exercise price of $.01 and 600,000 shares of common stock upon the exercise of stock options at an exercise price of $.003333.

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

         o    Promoted  Dr.  David Hill,  Ph.D.  to  Director  of  Research  and
              Development.

         o    Commenced  negotiations  to  enter  into an  agreement  with  U.S.
              Flue-Cured  Tobacco  Growers,  Inc.  to  manufacture   Wellstone's
              product line.

         o Is formulating distribution plans and is engaged in discussions with distributors.

Results of Operations

         Wellstone has not yet commenced sales of its products. Sales are not expected until the third quarter of 2005. Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes. The loss of $5,614,717 for the six months ended June 30, 2005 is primarily the result of the issuance of 4,000,000 shares of common stock, valued at $4,080,000, for consulting services and 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services, as well as research and development costs, employee wages, and interest expense and other legal and professional fees. The loss of $687,491 for the six months ended June 30, 2004 is primarily due to expense of $640,000 recorded for stock options that were issued to a scientific advisor to purchase 4,800,000 shares at a price of $.0007 per share. We anticipate that by the beginning of calendar 2006 our general and administrative expenses and interest expense will be approximately $135,000 per month.

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

         Our success in commercially exploiting our proprietary technology depends in large part on our ability to defend our issued patent, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries. Our primary patents have only been issued in the United States and not in foreign jurisdictions. If international patents are not issued, it would adversely affect our competitive advantage, with respect to sales outside the United States.

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

         On a fully diluted basis, management owns 189,458,000 shares, or 65.6% of the outstanding shares on a fully diluted basis. Management is able to elect all the board of directors and otherwise control Wellstone and its operations, and other shareholders will have little, if any control over Wellstone's management. The concentration of control in management will discourage takeover attempts such as tender offers, and the purchase of shares by persons who wish to acquire control of Wellstone. Stockholders will likely not be able to benefit from a rise in share prices which usually accompanies hostile takeovers.

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

         In this Form 10-QSB/A, we have restated the condensed consolidated financial statements to correct the error disclosed in Note 2 to the condensed consolidated financial statements. As a result of this error, as well as our evaluation on June 30, 2005, and the deficiencies identified in our annual report on Form 10-KSB/A as of December 31, 2004, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were neither effective nor adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 are accurately recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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


                                                   WELLSTONE FILTERS, INC.



Date:     February 21, 2006

                                      By       /s/ Learned J. Hand
                                               -------------------
                                               Learned J. Hand
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                      By       /s/ Samuel Veasey
                                               -----------------
                                               Samuel Veasey
                                               Chief Financial Officer
                                               (Principal Financial Officer)