Form 10QSB/A
period 2005-09-30
WELLSTONE FILTERS INC /DE/
filed 2006-02-21
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934for the transition period from __________________ to __________________

         Commission File Number 0-28161
         CIK Number 0001092802

                             WELLSTONE FILTERS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


          Delaware                                         33-0619264
          --------                                         ----------
(State or other Jurisdiction of                         I.R.S. Employer Identi-
Incorporation or Organization                                fication No.)

  250 Crown Boulevard, Timberlake, North Carolina              27583
  -----------------------------------------------              -----
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

                                           Yes               No     X

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        260,242,991
-----------------------------                       ----------------------------
Title of Class                                      Number of Shares outstanding
                                                          at  September 30, 2005

Transitional Small Business Format     Yes            No    X

No exhibits included.

                                Explanatory Note

         Wellstone is filing this Amendment No. 1 on Form 10-QSB/A to Wellstone Filters, Inc.'s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on November 21, 2005 (the Original Form 10-QSB), to reflect changes made in response to certain comments that it received from the Securities and Exchange Commission on December 29, 2005, related to enhanced disclosure in Management's Discussion and Analysis and revisions to the Controls and Procedures disclosure. In addition, we have restated the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 and the related notes to the condensed consolidated financial statements to record the issuance of 7,700,000 shares of common stock that were not recorded in the condensed consolidated financial statements included in the Original Form 10-QSB for the period ended September 30, 2005. 4,000,000 of the common shares were issued to an unrelated party for consulting services and 500,000 of the common shares were issued to a related party for legal services. The other 3,200,000 shares of common stock were issued upon the exercise of stock options. The restatement increased the net loss by $4,592,000, or $.01 per share, for the nine months ended September 30, 2005. There was no impact on total stockholders' deficit as of September 30, 2005.

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

         Although this Form 10-QSB/A contains the Original Form 10-QSB in its entirety, it amends and restates only Items 1, 2 and 3 of Part I and Exhibits 31.1, 31.2, 32.1 and 32.2, referred to in Item 6 of Part II of the Original Form 10-QSB, in each case solely as a result of and to reflect the restatements. No other information in the Original Form 10-QSB is amended hereby. This Form 10-QSB/A has been repaginated and references to "Form 10-QSB have been revised to refer to "Form 10-QSB/A".

         Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of November 21, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, have been or will be addressed in our other reports filed with the Securities and Exchange Commission subsequent to the date of the Original Form 10-QSB.

Item 1. FINANCIAL STATEMENTS

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,           December 31,
                                                                             2005                    2004
     ASSETS                                                               (Restated)
     ------                                                        -------------------------------------------
Current assets:
      Cash                                                           $           581,460  $         1,431,088
      Other current assets                                                        56,000                    -
      Inventory                                                                   54,566                    -
                                                                   -------------------------------------------
         Total current assets                                                    692,026            1,431,088

Furniture and equipment, net of accumulated depreciation                          12,218               12,695
                                                                   -------------------------------------------

                  Total Assets                                       $           704,244  $         1,443,783
                                                                   -------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

Current Liabilities:
      Accounts payable                                               $           112,806  $            23,890
     Accrued expenses                                                            413,889               20,727
     Related party notes payable                                                  59,200               59,200
     Related party accounts payable                                               40,584               40,584
                                                                   -------------------------------------------

                  Total current liabilities                                      626,479              144,401
                                                                    -------------------------------------------

Note payable net of unamortized debt discount of $595,000
  and $977,500, respectively                                                     905,000              522,500
                                                                   -------------------------------------------

                  Total liabilities                                            1,531,479              666,901

Commitments and contingencies

Shareholders' Equity (Deficit):
     Preferred Stock, $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                    -                    -
     Common Stock, $.001 par value; 300,000,000 shares
       authorized;  260,242,991  and 252,542,991 shares
       issued and outstanding, respectively                                      260,243              252,543
     Additional paid-in capital                                               26,082,203           21,471,903
     Accumulated deficit                                                     (27,169,681)         (20,947,564)
                                                                   -------------------------------------------

              Total shareholders' equity (deficit)                              (827,235)             776,882
                                                                   -------------------------------------------

              Total liabilities and shareholder's equity (deficit)   $           704,244  $         1,443,783
                                                                   -------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                 September 30,              Cumulative
                                           --------------   -------------   ------------   -------------    Amounts Since
                                                2005             2004           2005            2004          Inception
                                             (Restated)                      (Restated)                       (Restated)
                                           -------------    -------------   ------------   -------------   --------------
Revenues                                   $            -   $           -   $          -   $           -   $            -

General and administrative expenses        $      465,716   $   6,342,724   $  5,723,676   $   7,022,847   $   26,588,309
Research and development expenses                       -           8,990         67,389          13,990           86,969
Interest expense                                  143,684           1,184        431,052           3,552          494,403
                                           --------------   -------------   ------------   -------------   --------------

            Loss before income taxes             (609,400)     (6,352,898)    (6,222,117)     (7,040,389)     (27,169,681)

Income tax benefit                                      -               -              -               -                -
                                           --------------   -------------   ------------   -------------   --------------

            Net loss                       $     (609,400)  $  (6,352,898)  $ (6,222,117)   $ (7,040,389)  $  (27,169,681)
                                           ==============   =============   ============   =============   ==============


            Net loss per share -
            basic and diluted              $      (  -  )   $       (0.03)  $      (0.02)  $       (0.03)
                                           ==============   =============   ============   =============

Weighted average shares - basic and
diluted                                       260,243,000     237,407,000    257,915,000     237,252,000
                                           ==============   =============   ============   =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             WELLSTONE FILTERS, INC.
                      (A Company in the Development Stage)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Nine Months Ended                   Cumulative Amounts
                                                                        September 30,                       Since Inception
                                                                   2005               2004
                                                                (Restated)                                    (Restated)
                                                            ------------------------------------        ----------------------
Cash flows from operating activities:
     Net loss                                               $      (6,222,117)  $       (687,491)       $          (27,169,681)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Issuance of common stock for services                      4,590,000                  -                    10,860,000
         Issuance of stock options for services                             -            640,000                       654,946
         Issuance of stock options to employees                             -                  -                    13,555,000
           as compensation
         Amortization of debt discount                                382,500                  -                       425,000
         Depreciation                                                   3,662              1,502                        10,863
         Loss on disposal of furniture and equipment                    2,007                  -                         2,007
         Rental expense forgiven by officer                                 -                  -                        29,400
         Increase(decrease) in accounts payable                        88,916             (1,499)                      112,806
              Increase in prepaid expenses                            (30,000)                 -                       (30,000)
              Increase in inventories                                 (54,566)                 -                       (54,566)
         Increase in related party accounts payable                         -              1,360                        29,417
         Increase in accrued expenses                                 393,162              2,368                       413,889
                                                            ------------------------------------        ----------------------

                  Net cash used in
                  operating activities                               (846,436)          ( 43,760)                   (1,160,919)
                                                            ------------------------------------        ----------------------

Cash flows from investing activities-
     Purchase of fixed assets                                          (5,192)                 -                       (13,921)
                                                            ------------------------------------        ----------------------

Cash flows from financing activities:
     Proceeds from sale of common stock                                 2,000            105,000                       197,000
       Proceeds from long-term debt                                         -                  -                     1,500,000
     Increase in deposit against future issuance of shares                  -             45,000                             -
     Members' contribution of equity                                        -                  -                           100
     Proceeds from related party notes payable                              -                  -                        59,200
                                                            ------------------------------------        ----------------------

                  Net cash provided by
                  financing activities                                  2,000            150,000                     1,756,300
                                                            ------------------------------------        ----------------------

Net (decrease) increase in cash and cash equivalents                 (849,628)           106,240                       581,460

Cash at beginning of period                                         1,431,088              3,109                             -
                                                            ------------------------------------        ----------------------

Cash at end of period                                       $         581,460   $        109,349        $              581,460
                                                            ------------------------------------        ----------------------

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

2.       Restated Financial Statements

         The Company restated its condensed consolidated balance sheet as of September 30, 2005 and its condensed consolidated statements of operations for the three and nine months and cumulative amounts ended September 30, 2005, and its condensed consolidated statement of cash flows for the nine months and cumulative amounts ended September 30, 2005. This restatement relates to the issuance of 4,500,000 shares of common stock for services that were not recorded in the condensed consolidated financial statements included in the original Form 10-QSB for the period ended September 30, 2005 that was filed on November 21, 2005 (see Note 6). 500,000 shares of common stock were issued to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company and 4,000,000 shares of common stock were issued to an unrelated individual as compensation for consulting services that he provided to the Company. The Company has restated the consolidated financial statements to record the issuance of the shares of common stock at their fair value on the date of issuance.

         In addition, the issuance of 3,200,000 shares of common stock upon the exercise of stock options during the nine months ended September 30, 2005 was not recorded properly in the condensed consolidated financial statements included in the original Form 10-QSB for the period ended September 30, 2005, that was filed on November 21, 2005 (see Note 6). The issuance of these shares of common stock has been included in the restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005, but did not have a material impact on such condensed consolidated financial statements.

         The following table reflects the effects of this restatement on net loss and related loss per share.

                             As Reported               As Restated             As Reported           As Restated
                         Three Months Ended        Three Months Ended       Nine Months Ended     Nine Months Ended
                         September 30, 2005        September 03, 2005      September 30, 2005     September 30, 2005
         -----------------------------------------------------------------------------------------------------------
         Net loss            $(607,400)                 $(609,400)           $(1,630,117)            $(6,222,117)
         Loss per share          $(.00)                     $(.00)                 $(.01)                  $(.02)

                                 As Reported               As Restated
                              Cumulative Amounts        Cumulative Amounts
                               Since Inception           Since Inception
         -----------------------------------------------------------------
         Net loss               $(22,577,681)              $(27,169,681)

3.       Related Party Transactions

         During the nine months ended September 30, 2005, the Company issued 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. The shares were recorded at a price equal to the closing market price on the date the shares were approved for issuance.

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

         During the nine months ended September 30, 2004 the Company sold 499,791 shares of common stock for $150,000 to a company controlled by the brother of the Company's Chief Executive Officer. The share price was equal to the closing price on the date the shares were sold.

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



                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                                2005                2004            2005                2004
                                                            ----------------------------------------------------------------------
Net Loss, as reported                                        $  (609,400)      $ (6,352,898)    $  (6,222,117)     $  (7,040,389)
Add:
      Stock-based employee Compensation expense
      Included in reported net loss, net of related tax                -          6,300,000                 -          6,300,000
      effects
Deduct:
        Total stock-based employee Compensation expense
        determined under fair value based for all awards,
                                                                                 (8,580,488)                -         (8,580,488)
        net of related tax effects                                     -
                                                            -------------     --------------- ----------------    ----------------

Pro forma net (loss) income                                     (609,400)        (8,633,386)       (6,222,117)        (9,320,877)
                                                            -------------     --------------- ----------------    ----------------

(Loss) earnings per share:

Basic and diluted - as reported                              $         -       $      (0.03)    $       (0.02)        $    (0.03)

Basic and diluted - pro forma                                $         -       $      (0.04)    $       (0.02)        $    (0.04)


5.       Weighted Average Shares

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 28,625,000 and 5,325,000 shares of common stock at prices ranging from $.0007 to $.01 per share were outstanding at September 30, 2005 and 2004, respectively, but were excluded for the calculation of diluted earnings per share because the effect of the stock options was anti-dilutive.

6.       Common Stock

         During the nine months ended September 30, 2005, the Company issued 4,000,000 shares of stock to an unrelated individual as compensation for consulting services that he provided to the Company and 500,000 shares of common stock to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. These shares were valued at $1.02 per share based on the closing price of the Company's common stock on the date of issuance and resulted in a non-cash expense of $4,590,000. This amount is reflected in the general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. In addition, the Company issued 2,600,000 shares of common stock upon the exercise of stock options at an exercise price of $.01 and 600,000 shares of common stock upon the exercise of stock options at an exercise price of $.003333.


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

8.       Inventory

         Inventories consist of $54,566 of raw materials. Inventories are valued at the lower of cost or market on a first in, first out basis.

9.       Liquidity

         The Company is a development stage company and has not had revenues from operations. In addition, the Company has a deficit in working capital and stockholders' deficit, and has incurred sustained losses. On September 30, 2005, Wellstone announced that it had launched its brand in Central and South America; however, no revenue has been recorded from inception through September 30, 2005.

         In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of September 30, 2005, the Company had a cash balance of approximately $581,460, which is believed by management to be sufficient for our working capital needs through December 31, 2005.

Item 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF RESULTS OF  OPERATIONS  AND
         -----------------------------------------------------------------------
FINANCIAL CONDITION.
--------------------

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

         The loss of $6,222,117 for the nine months ended September 30, 2005 is primarily the result of the first quarter issuance of 4,000,000 shares of common stock, valued at $4,080,000, for consulting services and 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services, as well as research and development expenses of $67,389, employee wages and compensation of approximately $540,000, interest expense of approximately $431,000, and other legal and professional fees of approximately $141,000. The loss of $7,040,389 for the nine months ended

September 30, 2004 is primarily due to stock-based compensation. During the nine months ended September 30, 2004, 4,800,000 stock options were issued to a scientific adviser at an exercise price of $.0007 per share, 18,000,000 stock options were issued to the Company's Chief Executive Officer at an exercise price of $.003, and 4,500,000 stock options were issued to the Company's Chief Financial Officer with an exercise price of $.003. These stock option grants resulted in expense of $6,940,000.

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

         In this Form 10-QSB/A, we have restated the condensed consolidated financial statements to correct the error disclosed in Note 2 to the condensed consolidated financial statements. As a result of this error, as well as our evaluation on September 30, 2005, and the deficiencies identified in our annual report on Form 10-KSB/A as of December 31, 2004, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were neither effective nor adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 are accurately recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

         During the quarter ended September 30, 2005, we hired and trained an additional accountant, however, such in our internal control over financial reporting has not yet corrected the deficiencies in our internal controls over financial reporting. We will continue our efforts in developing appropriate internal controls over financial reporting to correct the significant deficiencies that exist.

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

         31.2        Certification of Samuel Veasey, Chief Financial Officer.

         32.         Certifications

         32.1        Certification pursuant to 18 U.S.C. Section 1350 of Learned
                     J. Hand

         32.2        Certification  pursuant to 18 U.S.C. Section 1350 of Samuel
                     Veasey

                                   SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WELLSTONE FILTERS, INC.



Date:     February 21, 2006

                                       By         /s/ Learned J. Hand
                                                ---------------------
                                                Learned J. Hand
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                       By       /s/ Samuel Veasey
                                                ------------------
                                                Samuel Veasey
                                                Chief Financial Officer
                                                (Principal Financial Officer)