Form 10KSB
period 2005-12-31
WELLSTONE FILTERS INC /DE/
filed 2006-04-11
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-28161

CIK 0001092082

                         WELLSTONE FILTERS, INC.
          ----------------------------------------------------
          (Exact name of small business issuer in its charter)

                Delaware                       33-0619264
   --------------------------------	   -------------------
   (State  or other jurisdiction of	    (I.R.S. Employer
    incorporation or organization)	   Identification No.)

250 Crown Boulevard    Timberlake, North Carolina     27583
           (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:             (336) 597-8300
Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

       Check  whether  the  issuer  is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act {square}.

       Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                           YES [X]     NO [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K
or any amendment to this Form 10-K.    {square}

       State issuer's revenues for its most recent fiscal year: None

       Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES [ ]      NO [X]

       The aggregate market value of the voting stock held by non-affiliates of
the registrant as of March  29,  2006  was $31,619,197   based on a closing bid
price of $.32 per share as of March 29, 2006.

       The number of shares outstanding of the issuer's classes of Common Stock as of February 28, 2005:

Common Stock, $.001 Par Value - 260,242,991 Shares

Transitional Small Business Disclosure Format            YES  [ ]   NO [X]

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I
ITEM 1.DESCRIPTION OF BUSINESS.

      When used in this Form 10-KSB, the words "may," "will," "expects," "anticipates," "believes," "estimates," "continues" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company subsequent to this Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by the Company.

GENERAL

      Wellstone Filters, LLC ("Wellstone LLC") was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company. Cerami Consulting Corp was investigating the negative health impact of cigarette smoking. As an outgrowth of this work, Cerami Consulting decided to investigate the possibility of developing a filter technology that would remove carcinogens without impacting flavor. As a result of their research, Cerami Consulting filed for U.S. and international patents on the technology and licensed it and related patents to Wellstone LLC for potential commercialization. Two U.S. patents have been issued (1) U.S. Patent 6,119,701: filed - Feb 13 1998: issued- September 19 2000: valid until 2018 and (2) U.S. patent 6,615,842: filed-June 26, 2000:
issued-September 9, 2003: valid until 2020). International patents are pending. The patents are held by Cerami Consulting, however the Company has the perpetual, exclusive worldwide rights to the use and commercialization of the patents and the technology related to the patents.

       On May 25, 2001, Wellstone LLC was acquired by Farallon Corporation, a publicly registered reporting corporation formed with the intention of making subsequent acquisitions. Farallon Corporation acquired all of the outstanding membership interests of Wellstone LLC in exchange for 210,000,000 shares of common stock of Farallon Corporation. In addition, in connection with the transaction, Farallon Corporation issued 5,968,200 shares of common stock in cancellation of debt. As a result of the merger, the former members of
Wellstone LLC acquired a majority of the outstanding shares of Farallon. Accordingly, the combination has been accounted for as a reverse acquisition, under which, for accounting purposes, Wellstone LLC is the accounting acquiror, and Farallon Corporation is accordingly the accounting acquiree. As is customary in a reverse acquisition, only the historical financial statements of Wellstone LLC, the accounting acquiror, are presented for periods prior to the acquisition. Farallon Corporation, incorporated in 1994, subsequently changed its name to Wellstone Filters, Inc and Wellstone LLC became a wholly-owned subsidiary of Wellstone Filters, Inc. References to Wellstone refer to the combined entity.

      Wellstone tested the filter technology in small manufacturing batches. Wellstone held discussions with several major manufacturers for licensing or supply contracts, but no contracts have been entered into nor are any currently under negotiation. All testing performed on the filter technology prior to and through December 31, 2005 has been for developmental purposes only and in the third quarter of 2005 Wellstone shipped product to Central and South America for promotional and consumer trial purposes only.

      Wellstone's original plan was to license its proprietary cigarette filter technology to existing cigarette manufacturers. We believe that our filter compound removes certain carcinogens and the incorporation of our compound into currently marketed brands would be the quickest way to bring Wellstone Filters to the smoking public. After a review of the tobacco marketplace, Management determined to manufacture and produce its own brand, hoping to be a part of an increasing number of small manufacturers who have gained market share in recent years (estimated by some to be 12 billion units of the total 2005 US market) in this multi-billion dollar market. Wellstone's objective is to offer an ultra premium product at a value price. Sales of the Wellstone brand began in the first quarter of calendar 2006.

      Wellstone has developed packaging materials and tobacco blends for a full line of cigarettes (regular, smooth blue, and menthol) that is consistent with its ultra premium brand positioning. In addition to selling our own brand of Wellstone cigarettes we will continue to pursue incorporation of our filter into existing cigarette brands. We purchase various ingredients necessary for our filter from suppliers, but do not enter into written agreements with such suppliers; rather we submit purchase orders on an as-needed basis.

      The Wellstone brand of cigarettes are lower in toxins, yet, we believe, do not compromise the pleasurable effects of smoking. Wellstone's strategic plan as well as its philosophy is based on two assumptions: first, quitting smoking can be difficult and second, smokers do not appear to focus on cigarette tar levels. In 2002, according to industry reports, 64% of all cigarettes sold in the United States were high in tar. Wellstone believes that part of the reason smokers prefer high tar cigarettes is because of taste. Wellstone's goal is to reduce tar and certain associated carcinogens without affecting the cigarettes' taste. We believe smokers will try Wellstone for its lower price, and come back for its taste.

      On January 5, 2005, Wellstone created a wholly-owned subsidiary operating company, Wellstone Tobacco, Inc., a North Carolina corporation.

RISKS AND UNCERTAINTIES

We may be sued and may not be covered by insurance.

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

We are still in the Research and Development Stage and have not generated any revenues.

In  2005,  Wellstone's  activities  were  primarily  limited  to  research  and development, product testing and initial marketing. We have not generated any revenues since inception and, sales and marketing of the Wellstone brand began in the first quarter of calendar 2006. Wellstone may not be able to find an adequate market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize. Wellstone may not be able to grow in the future or attain profitability. Wellstone may not be able to implement its business plan in accordance with its internal forecasts or at a level that meets the expectations of investors.


 The report of our independent registered public accounting firm included in this Annual Report on Form 10-KSB contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.


           As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December 31, 2005 consolidated financial statements included herein an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital.

We are dependent on the domestic tobacco business, which is contracting.

      Substantially all of our revenues are initially expected to be derived from sales in the United States. The U.S. cigarette market is a mature market and on average, domestic consumption has decreased approximately 2% per year over the past decade. Numerous factors have contributed to this decline, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and rapidly accelerating costs in the from of increased state tax on cigarettes and settlement cost. If the U.S. cigarette market continues to contract, it could adversely affect our potential future sales, operating income and cash flows.

Weaknesses in the Company's internal controls and procedures could have a material adverse effect on the Company.

       Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management determined that material weaknesses in our internal control over financial reporting existed as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Please see Item 8A - Controls and Procedures for more information regarding the measures implemented in 2005, as well as those that we intend to implement in 2006. Each remedy is designed to remediate the deficiencies in our internal controls. In addition, even after the remedial measures discussed in Item 8A - Controls and Procedures are fully implemented, our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

We do not have any production facilities unless we acquire them or contract out production.

      Problems in purchasing equipment, establishing manufacturing facilities and meeting demand can be expected. Problems in contracting out production can also be expected. If we cannot produce filter material or outsource production we may not be able to meet market demands of our own brand nor can the filter be used in existing brands unless we license the filer to such existing brands.

Competition could prevent us from meeting our objectives.

      The cigarette industry is highly competitive. Our competitors include developers of low-carcinogen tobacco and developers of other filter technology. Such competition may have substantially greater financial, manufacturing, marketing and other resources. Another company could develop filter technology similar to ours. Competition will affect our ability to market our product and obtain financing. Wellstone brands will be subject to increased competition and this has resulted in additional pressure due to price discounting.

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

      The U.S. Food and Drug Administration ("FDA") has promulgated regulations governing the sale and advertising of tobacco products. These regulations are designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that Congress had not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether Congress in the future will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress. See "Government Regulation."

The cigarette industry is a mature market in which overall consumer demand may continue to decline over time and this may have a negative impact on us.

       On average, domestic consumption has fallen approximately 2 percent per year over the past decade. Numerous factors have contributed to this decline, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, and rapidly accelerating costs in the form of increased state tax on cigarettes and settlement cost. If this decline in industry-wide consumption continues and Wellstone is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline, Wellstone's sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

If we are successful, we might not be able to hire employees and manage a bigger enterprise.

      If we are successful in obtaining market acceptance for our products, we will be required to manage increasing, possibly substantial, volume from the resulting customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to find a suitable manufacturer for our brand and filters. We or any person contracted with to produce our products in commercial quantities might not be able to overcome the challenge of setting up any production operations, and our personnel, systems, procedures and controls might prove inadequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

We may not be able to protect our patents against infringement.

      Our success in commercially exploiting our proprietary technology depends in large part on our ability to defend the patents that were licensed to us, to obtain further patent protection for the technology in the United States and other jurisdictions and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, either in the United States or in foreign countries. The primary patents licensed to us were only issued in the United States and not in foreign jurisdictions. If international patents are not issued, it would adversely affect our competitive advantage, with respect to sales outside the United States.

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

No cash dividends have been paid and we do not anticipate that we will pay any dividends in the future .

      Wellstone has not paid any cash dividends on its capital stock. Wellstone anticipates that its future earnings, if any, will be retained for use in the business, or for other corporate purposes, and it is not anticipated that any cash dividends on its common stock will be paid in the foreseeable future. Investors should not expect to receive any dividends or other periodic income on their investment.

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

As the holders of a significant amount of common stock of Wellstone, management and its affiliates have, and will have, substantial influence over Wellstone, and such affiliates may have interests which differ from other holders.

      Members of management, and their affiliates, own 188,458,000 shares of common stock, on a fully diluted basis, or 65.7% of the common stock. As such, such individuals have substantial influence and control over matters voted upon by stockholders (such as the election of the directors to the Board of Directors of Wellstone, mergers and sale of assets involving Wellstone and other matters upon which stockholders of Wellstone vote). This power, in turn, gives them substantial control over the business and operations of Wellstone.

We could change the strategy we outline in this report.

      Although we have no current plan to do so, we may change our strategy for
the  development and marketing of our technology in the future.   Our  business
plan might not be implemented as set forth herein.

THE TOBACCO AND CIGARETTE INDUSTRY

      Published industry sources estimate that the annual U.S sales of cigarettes in 2005 were 381 billion. Approximately 44.5 million adult Americans smoke; worldwide, the figure is estimated to be 1.5 billion people. The market share of five major U.S. cigarette manufacturers in 2005 was estimated as follows:


                                                U.S. MARKET SHARE
           Phillip Morris Cos., Inc.                 48.7%
           RJ Reynolds                               28.2%
           Lorillard                                  9.2%
           Commonwealth                               3.5%
           Liggett & Meyers                           2.2%
              Total                                  91.8%




FILTERS

      Almost all cigarettes sold are filtered. Worldwide, 93% of the 5.5 trillion cigarettes sold in 2005 were filtered. Four types of material are used in filters: cellulose acetate (68%), polypropylene (21% primarily in China) pure cellulose (less than 1%), and granular additive filters such as activated charcoal (1%). Activated charcoal filters are efficient, having been proven to reduce carcinogenicity. However, activated carbon filters also remove much of the taste and nicotine, and have probably not become more popular due to this reason. In management's opinion, the development of "safe" or "safer" cigarettes has been slow due to three factors. First, the manufacturers had no interest in developing "safer" cigarettes since to do so would be an admission that smoking was prejudicial to health, which would adversely impact sales and lead to liability. We think this is no longer a factor due to overwhelming consensus that smoking is unhealthy, and the 1998 settlement between the state governments and the tobacco companies.

      Second, an effective filter (such as activated charcoal) also is likely to remove that substance in tobacco smoke which makes smoking a pleasurable or addictive habit - nicotine.

      Third, until Wellstone was introduced, any perceived safer cigarette, or PREP (perceived reduced exposure product) did not lead to a pleasant smoking experience. We believe that the Wellstone filter provides a unique smoothness and rich flavor not found in any other PREP.
      Cigarette manufacturers produce their own filters, or purchase from outside manufacturers, principally Filtrona Richmond, Inc.

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

Our filter removes certain carcinogens

      Our filter material works by trapping nucleophiles in tobacco which is produced during combustion and is the subject of U.S. Patent 6,119,701, "Methods, agents and devices for removing nucleophilic toxins from tobacco and tobacco smoke", issued September 19, 2000, to Anthony Cerami, Dr. Carla Cerami Hand M.D./Ph.D. and Dr. Peter Ulrich Ph.D, all shareholders of Wellstone and licensed to Wellstone on September 14, 1999, and of U.S. Patent 6,615,842 "Methods for removing nucleophilic toxins from tobacco smoke" issued September 9, 2003 to Dr. Cerami, and Drs. Cerami Hand and Ulrich and licensed to Wellstone on September 14, 1999. Compounds in the filter material include periodate-oxidated (dialdeyhde) devivaties of the polysaccarides cellulose, starch and agarose.

      We intend to sell and market our own cigarette brand and to sell filters directly to manufacturers to be integrated into their own cigarette brands. We also intend develop our own "make your own" as well as enter into the small cigar market.

Results of In-house Testing

      The patent developers have tested our filter technology in a biopharmaceuticals laboratory, using standard cigarette filter material (cellulose acetate) containing the compound. We have also tested our filter in an FTC testing facility. These tests indicate that our technology removes a measurable level of harmful substances. Variables such as the mix of tobacco used and manufacturing additives may cause variations in the actual percentage of harmful materials removed.

      The Ames test is a standard test used to measure mutagenicity by exposing the smoke (filtered and unfiltered) to a strain of Salmonella bacteria. The Ames test demonstrated that our filter removed a majority of mutagens compared to the control cigarette.

      The Greiss test measures nitrosamines, which are contained in cigarette smoke and believed to be carcinogenic. With a 250 milligram level of concentration in the Wellstone filter, a majority of the nitrosamines were removed.

Marketing

      The U.S. cigarette market is a mature market in which overall consumer demand is expected to continue to decline over time. On average, domestic consumption has fallen approximately 2 percent per year over the past decade. Numerous factors have contributed to this decline, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, and rapidly accelerating costs in the from of increased state tax on cigarettes and settlement cost.

      Even though our filter technology has proven to be effective, tobacco companies are now prohibited from making any claims around the safety of an ingredient, filter or process utilized in cigarette manufacturing. However, because our test marketing indicates that our package design and product taste is acceptable, management feels that the brand will be successful if we get consumer trial and are able to maintain adequate distribution channels.

International Markets; Acquisitions

      Wellstone is investigating the international potential of its proprietary compound, especially in Europe, Africa, and Asia where smoking levels are much higher than in the United States and Canada. We are also considering one or more acquisitions if such can be synergistic with our current business, but no agreements have been reached for any acquisitions.

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

      Philip Morris test-marketed a new cigarette brand during the year, Marlboro Ultra Smooth, which contained a new carbon filter that was presumably designed to help filter out certain toxins in cigarette smoke and to therefore reduce exposure to these toxins. However, Philip Morris did not make any reduced risk or reduced exposure health claims. The brand was removed from test market due to a lack of consumer acceptance.

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

EMPLOYEES

      As of December 31, 2005, we had five full-time employees and a sales force of four independent contractors; we intend to expand our independent contract sales force significantly over the next few months. We consider our relations with our employees and independent contractors to be satisfactory. No union represents any of our employees.

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

      The sale of tobacco products is subject to taxation in all fifty states. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not manufacturers or suppliers of components such as filters and therefore we have no liability for such taxes. In addition, cigarettes are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes has been steadily increasing. Additionally, state excise taxes range from $.07 per pack in South Carolina to $2.46 per pack in Rhode Island. These taxes could adversely affect cigarette sales in the future and our potential revenues.

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

AVAILABLE INFORMATION

      We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 2.DESCRIPTION OF PROPERTY.

      Until September 3, 2003, we utilized from time to time a minimal amount of office and a lab room of 1,200 square feet space of an affiliate, Kenneth Warren Institute. The agreed upon value of the facilities at the Warren Institute was $1,400 per month which was accrued from January 2002 to September 30,2003. No rent was paid to the Warren Institute; however, Wellstone recorded rent expense for the use of the facilities and a contribution to capital by principal shareholder of $1,400 per month. From October 1, 2003 through November 30, 2004 we used a minimal amount of office space provided by our chief executive officer at no cost. We also use lab space provided from time to time under agreement with our director of research as part of his compensation. On November 30, 2004 we relocated from New York to North Carolina to avail ourselves of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis asneeded, certain production assets to produce cigarette samples. The office space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina, approximately 20 miles from
Durham.   Monthly rental is $3,375.00 per month, on a month to month basis.

Item 3.LEGAL PROCEEDINGS.

      Wellstone is not a party to any pending legal proceeding.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                    PART II

Item 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES.

(a)  Market Information

        The Company's Common Stock has traded on the OTC Bulletin Board under the symbol WLSF.ob since May, 2003. The high and low closing bid prices for the common stock were as follows:

      Quarter Ended                    High       Low

      December 31, 2005                $  .51     $ .42
      September 30, 2005               $  .60     $ .52
      June 30, 2005                    $  .62     $ .41
      March 31, 2005                   $  .98     $ .72
      December 31, 2004                $ 1.90     $ .54
      September 30, 2004               $  .80     $ .21
      June 30, 2004                    $ 1.88     $ .26
      March 31, 2004                   $  .55     $ .46

      All share information is adjusted for stock splits. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Holders

      As of February 22, 2006, there were approximately 139 record holders of Company common stock.

(c) Dividends

      The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)  Equity Compensation Plans


           Equity Compensation Plan Information as of December 31, 2005

                                                        		Number of Securities
                                                        		remaining available
                                                        		for future issuance
                      Number of securities              		under equity
                      To be issued upon		Weighted Average 	compensation plans
                      exercise of outstanding	exercise price of	(excluding securities
                      options          		outstanding options	reflected  in  column (a))
                            (a)              		(b)              	(c)

 Equity compensation		33,325,000    		$.0046           	5,675,000
 Plans approved by
 Security holders

 Equity compensation   			 0         	     0                		0(1)
 Plans not approved
 By security holders
 Total           		33,325,000       	$.0046           	5,675,000


      (1) After December 31, 2004, the board of directors reserved 2 million shares of common stock for issuance to employees, consultants or advisors for services which will be recorded at fair market value as of the date of issue.

   (a)Sales of Unregistered Securities during the year ended December 31, 2005

        During 2004, the Company received $1,500,000 in exchange for a $1,500,000 promissory note, due December 31, 2006, that it issued to the Carlson Group, Ltd. The note bears interest at a rate of 4% per annum (effective interest rate of 38%), which accrues and is payable on maturity. In addition, the Company issued Carlson Group warrants to purchase 3,240,000 shares of common stock at an exercise price of $.50 per share (approximately 80% of the market value of the common stock on the date of the funding commitment), resulting in a debt discount of $1,020,000 based on the relative fair value of the warrants. The warrants are exercisable for 5 years and have piggyback registration rights. No underwriter was involved. The transaction was exempt from registration under Section 4(6) of the Securities Act of 1933 since the purchaser is an accredited investor and there was no public solicitation or advertising. In the year ended December 31, 2004, Wellstone issued restricted shares for cash to Arrakis Select, Inc. In accordance with the Funding Agreement between Wellstone and Arrakis dated January 2, 2004, the purchase price for each issuance was fixed at 100% of the closing bid price of the common stock on the 15th day of the month in which funding was received. No underwriter was involved in this offering and no commissions were paid. The control person of Arrakis is a brother of an officer and director. The transactions were exempt from registration under Section 4(6) of the Securities Act of 1933 since the purchaser is an accredited investor and there was no public solicitation or advertising. Pursuant to the Funding Agreement, Arrakis agreed to provide Wellstone with its cash needs of approximately $15,000 per month for a period of 90 days, and the agreement was renewed for two additional 90 day periods (until September 2004) and then Wellstone agreed to accept $45,000 in October 2004 as the final installment.

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

        On January 25, 2006, the Company received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This promissory note is not associated with the prior promissory note in the previous paragraph. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

   (b)Company repurchases of common stock

           There were no Company repurchases of common stock during the years ended December 31, 2005 and 2004.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Following a review of the tobacco market and cigarette industry, Wellstone determined to manufacture and produce its own brand of cigarettes. In connection with such plan, Wellstone has developed packaging materials and tobacco blends for a full line of cigarettes, including regular, smooth blue and menthol. Our strategy and objective is to offer an ultra-premium product at a value price. We did not record any sales of the Wellstone brand in 2005.

      Wellstone has received approval from the Federal Trade Commission (FTC) and the National Association of Attorneys Generals (NAAG) and has been added to the list of approved brands in thirty one states. Management expects to be added to the list of approved brands in all fifty states by the end of the first quarter of 2006. Wellstone has signed a multi-year manufacturing contract with US Flue-Cured Tobacco for production. With the exception of filters, US Flue-Cured will procure all materials, manufacture, package, and ship to order. The company believes US Flue-Cured's annual manufacturing capacity is sufficient to meet its short and long-term needs. Filters will be sourced from the largest domestic filter manufacturer, as well as several European alternatives. Tobacco leaves and filter compound material is readily available through a variety sources.

      Commercialization of the Wellstone brand began in the US in 2006 with shipments to several states during the first quarter of 2006. Wellstone is currently in conversations with tobacco distributors in Europe, Asia, and Africa.

      Our operations to date have consisted of developing and refining our proprietary filter formulation, obtaining the exclusive license to U.S. and international patents on that formulation, seeking to market the filter technology, and formulating a tobacco blend, in combination with our filter, that delivers a satisfying smoking experience.

      Substantially all of our losses for the year ended December 31, 2005 are the result of general operating expense, legal fees, and stock-based compensation expense for the issuance of stock and stock options. Options to purchase 4,500,000 shares with exercise prices of $.003 per share were issued to two officer employees resulting in an expense of approximately $1,920,000. Because these stock options were issued to employees, the expense was calculated in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the difference between the fair value of the Company's common stock on the grant date and the exercise price of the stock option, multiplied by the number of options granted, is recorded as compensation expense. In addition, the Company issued 4,000,000 shares of stock to an unrelated individual as certain compensation for consulting services that he provided to the Company and 500,000 shares of common stock to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. These shares were valued at $1.02 per share based on the closing price of the Company's common stock on the date of issuance and resulted in a non-cash expense of $4,590,000. The Company issued 2,600,000 shares of common stock upon the exercise of stock options at an exercise price of $.01 and 600,000 shares of common stock upon the exercise of stock options at an exercise price of $.003333. As the Company intensifies its sales and marketing efforts, general and administrative costs will increase in future quarters as a result of leasing new offices in North Carolina, hiring new administrative employees, marketing and technical employees, and increased travel and office expenses related to the Company's anticipated expansion into cigarette manufacturing.

      Substantially all of our losses for the year ended December 31, 2004 are the result of stock-based compensation expense for the issuance of stock and stock options. During 2004 options were issued to a scientific advisor to purchase 4,800,000 shares at a price of $0.0007 per share resulting in expense of approximately $655,000. In addition, options to purchase 26,500,000 shares with exercise prices ranging from $0.003 to $0.01 per share were issued to three officer employees resulting in an expense of approximately $13,555,000. In addition, the Company issued to Jehu Hand, a brother of our Chief Executive Officer, 15,000,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Jehu Hand resulted in an expense of approximately $6,270,000.

LIQUIDITY AND CAPITAL RESOURCES

      We have never earned revenues from operations; however, we began shipping cigarettes in the US during the first quarter of 2006 with shipments to several states. Wellstone is currently in conversations with tobacco distributors in Europe, Asia, and Africa.

      During 2004, the Company received $1,500,000 in exchange for a $1,500,000 promissory note, due December 31, 2006, that it issued to the Carlson Group, Ltd. The note bears interest at a rate of 4% per annum (effective interest rate of 38%), which accrues and is payable on maturity. In addition, the Company issued Carlson Group warrants to purchase 3,240,000 shares of common stock at an exercise price of $.50 per share (approximately 80% of the market value of the common stock on the date of the funding commitment), resulting in a debt discount of $1,020,000 based on the relative fair value of the warrants. The warrants are exercisable for 5 years and have piggyback registration rights. No underwriter was involved. The transaction was exempt from registration under
Section 4(6) of the Securities Act of 1933 since the purchaser is an accredited investor and there was no public solicitation or advertising.

       On January 25, 2006, the Company received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note , dated January 25, 2006. This promissory note is not associated with the prior promissory note in the previous paragraph. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the note.

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

      We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking sources of supply and development of a business plan. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan. However, Management believes that Wellstone's ability to raise significant amounts of financing will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans. There can be no assurance that we will be able to raise the necessary capital with suitable terms. If we are unsuccessful at raising the necessary capital, we will have to cease our operations.

Item 7.FINANCIAL STATEMENTS.

      Wellstone's financial statements are appended to the end of this report.

ITEM 8.CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
      FINANCIAL DISCLOSURE.

(a) On February 23, 2006, Wellstone Filters, Inc. (the "Company") received notification from Tanner LC ("Tanner"), the Company's independent registered public accounting firm, that Tanner resigned as the Company's independent registered public accounting firm as of February 23, 2006.

The reports of Tanner on the Company's financial statements as of and for the fiscal years ended December 31, 2004 and December 31, 2003 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle, except for the addition of an explanatory paragraph in the report of Tanner on the Company's financial statements as of and for the fiscal year ended December 31, 2003 expressing substantial doubt about the Company's ability to continue as a going concern.

During the fiscal years ended December 31, 2004 and December 31, 2003, and through February 23, 2006, the Company had no disagreements with Tanner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference thereto in its reports on the financial statements of the Company for such years.

Other than as set forth below, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)) during the fiscal years ended December 31, 2004 and December 31, 2003 or the subsequent interim period through February 23, 2006. As set forth in Item 8A on Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 and Item 3 on Quarterly Report on Form 10-QSB/A for the fiscal quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, the Company and Tanner identified significant deficiencies and material weaknesses that existed in the design or operation of the Company's internal controls over financial reporting and such items are incorporated herein by reference. In connection with the initial filings of Annual Report on Form 10-KSB/A and each Quarterly Report on Form 10-QSB/A, respectively referred to above, Tanner, through letters delivered on February 13, 2006 and March 18, 2005, informed the board of directors of its determinations regarding the effectiveness of the internal controls over financial reporting. The Company has authorized Tanner to respond fully to any inquiries by De Joya Griffith & Company, LLC regarding the significant deficiencies and material weaknesses in internal control set forth in the Annual Report on Form 10-KSB/A and each Quarterly Report on Form 10-QSB/A.


(b) Effective February 23, 2006, De Joya Griffith & Company, LLC was engaged as the new independent registered public accounting firm for the Company.


Item 8A.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, De Joya Griffith & Co, our independent registered public accounting firm, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

      The deficiencies in our internal controls related to accounting for equity transactions, including the issuance of stock and stock options for services. The disclosure controls deficiencies related to the statement of stockholders equity and footnote disclosure of information required by U.S. generally accepted accounting principles. The adjustments to record the issuances of stock and stock options for services or compensation and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. Based on our evaluation and the deficiencies identified above, we concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our staff as well as required notices provided to senior management simultaneous with all equity issuances. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are implementing the following controls and procedures to ensure that future issuances of securities are properly disclosed on Current Reports and included in and reflected on Quarterly and Annual Reports:

        - The Chief Financial Officer of the Company shall receive written notification simultaneous with or immediately after all issuances of securities authorized by the Board of Directors or granted by the Chief Executive Officer of the Company, in the event that the Board of Directors grants the Chief Executive Officer the ability to issue securities;

- Prior to providing any Quarterly or Annual Reports to the Company's independent registered public accounting firm, the Chief Financial Officer shall contact the Company's transfer agent and request a statement specifying the number of outstanding shares at the end of the period, a list of all issuances during such period and a list of parties to whom such securities were issued;

- The Chief Financial Officer shall prepare a report detailing the number of securities issued during the period based upon the written notification it received from the Chief Executive Officer and the information provided by the transfer agent;

- The Chief Financial Officer shall deliver to the Company's independent registered public accounting firm its report of the number of securities issued during the period simultaneous with its delivery of a draft of the Quarterly or Annual Reports.

- The Chief Financial Officer shall deliver to the Board of Directors its report of the number of securities issued during the period simultaneous with its delivery of the Quarterly or Annual Reports and the Board of Directors shall review such report and the Quarterly or Annual Reports prior to such Quarterly or Annual Reports being filed with the Securities and Exchange Commission.

      These controls and procedures are a work in progress and the Company intends to refine and improve upon them over time. Our management and Board of Directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

       There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that was materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.OTHER INFORMATION

      None.

                                   PART III

Item 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The members of the Board of Directors of Wellstone serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors, executive officers and key employees of Wellstone.


 Jere E. Goyan        		74     Chairman of the Board of Directors
 Learned Jeremiah Hand		47     Chief Executive Officer and Director
 Samuel M. Veasey        	61     Chief Operating Officer and
				       Chief Financial Officer


JERE E. GOYAN, CHAIRMAN

      Dr. Jere E. Goyan, 74, has served as Chairman of the Company since January 2003. Dr. Goyan has served as President of Goyan and Hart Associates since January 1999. Dr. Goyan served as President and Chief Operating Officer of Alteon, Inc., a pharmaceutical company, from 1993 to 1998. From 1979 to 1981, Dr. Goyan served as a Commissioner of the Food and Drug Administration. Dr. Goyan is currently Dean Emeritus and Professor Emeritus of the School of Pharmacy, University of California, San Francisco where he was Dean from 1967 to 1992 and a Professor from 1956 to 1992. Dr. Goyan is a member of numerous associations and served as President of the American Association of Colleges of Pharmacy in 1978 and of the American Association of Pharmaceutical Scientists in 1990. He has received meritorious awards, including from the University of
California, San Francisco, the American Pharmaceutical Association, the Department of Health and Human Services. Dr. Goyan is the Chairman of the Board of SciClone Pharmaceuticals, a biopharmaceutical firm, and a director of Emisphere Technologies, Inc., a biopharmaceutical company, and Penwest Pharmaceuticals Co., a drug delivery technology company, all of which are publicly-held companies. He is also a director of PharmQuest Corporation, a drug development company, Boehringer Ingelheim Pharmaceuticals Corporation and Slil Pharmaceuticals, an early-stage drug discovery company, which are privately-held companies. Dr. Goyan obtained a Bachelor of Science degree from the School of Pharmacy, University of California, San Francisco and a PhD. in Pharmaceutical Chemistry from the University of California, Berkeley.

LEARNED JEREMIAH HAND, CHIEF EXECUTIVE OFFICER AND DIRECTOR

      Mr. Hand joined Wellstone in March, 2000. From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer. From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility. In March 2000 Mr. Hand began to devote a portion of his time to Wellstone. He now dedicates 100% of his time to Wellstone. From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter. He has a BA cum laude from Amherst College.

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

Code of Ethics

      Wellstone has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. Wellstone intends to adopt a code of ethics during calendar 2006.

Audit Committee Financial Expert

       Wellstone does not have either an Audit Committee or a financial expert on the Board of Directors. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures.

Section 16(a)  Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires Wellstone's officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish Wellstone with copies of all Section 16(a) forms they file. During the year ended December 31, 2005, Wellstone believes that Jere E. Goyan, Learned Jeremiah Hand and Samuel M. Veasey failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, Wellstone does not believe that such individuals purchased or sold any Wellstone Common Stock during 2005.

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


                       SUMMARY COMPENSATION TABLE


          		 ANNUAL COMPENSATION                  			LONG TERM COMPENSATION
------------------------------------------------------------	-------------------------------------------------
       Name and					Other Annual
  Principal Position	Year	Salary 	Bonus	Compensation            Awards       	   Payouts   	All Other
----------------------  ----	------- -----	------------	----------------------	 ------------	---------
                                                                Restricted   SARs(#)  	 Options/LTIP
								Stock(4)    Payouts($)
								----------  ----------
Carla Cerami Hand       2005	$     0 $  0           $  0         0           0             	   0
President               2004	$     0 $  0           $  0         0           0             	   0         0
(resigned January 2004) 2003	$     0 $  0           $  0         0           0             	   0


Learned Jeremiah Hand   2005	$48,000 $  0           $  0         0           0                  0         0
CEO                     2004	$25,000 $  0           $  0         0           0         18,000,000         0
                        2003	$     0 $  0           $  0         0           0


Samuel Veasey           2005	$48,000                                                    4,000,000
CFO                     2004	$10,000                                                    4,500,000


(1) Mr. Hand's employment agreement with Wellstone provides for payment of an annual salary of $300,000 as compensation for his services as Chief Executive Officer. Mr. Hand received $48,000 during the 2005 fiscal year with the balance of $252,000 to be paid at a later date.


(2) Mr. Veasey's employment agreement with Wellstone provides for payment of an annual salary of $120,000 as compensation for his services as Chief Financial Officer. Mr. Veasey received $48,000 during the 2005 fiscal year with the balance of $72,000 to be paid at a later date.


In connection with his appointment to the Board of Directors of Wellstone in January 2003, Dr. Goyan was granted incentive stock options to purchase 525,000 shares of common stock for $.000476 per share. In connection with his election as Chief Financial Officer in September 2004, Mr. Veasey was granted options to purchase 4,500,000 shares at $.003 per share. In September 2004 Mr. Hand was also granted options to purchase 18,000,000 shares at $.003 per share. In December 2005 Mr. Veasey was also granted options to purchase 4,000,000 shares at $.003 per share. The above options were granted under Wellstone's 1994 Stock Option Plan, as such plan was amended and restated in 2003.

Option/SAR Grants in Year ended December 31, 2005 to Named Executive Officers

            Number of  	 % of Total
            Securities   Options/SARs
            Underlying   Granted to
            Options/SARs Employees in    Exercise or Base 	Expiration
Name        Granted (#)  Fiscal Year     Price ($/Sh)    	Date

S. Veasey(1) 4,000,000       88.9%           $.003           	12/2009




Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

                                       	Number of
                                       	Securities 		Value of
                                        Underlying 		Unexercised
                                        Unexercised		In-the-Money
                                        Options/SARs at		Options/SARs at
              Shares                    Fiscal Year End		Fiscal Year End
       	      Acquired          Value   Exercisable/		Exercisable/
Name   	      on Exercise (#) Realized  ($)Unexercisable	Unexercisable
---------     --------------- --------	----------------	---------------
S. Veasey	  0               $0        4,000,000(2)	$ 1,746,668(2)

(1) On December 1, 2005, Mr. Veasey entered into an oral, at-will employment agreement with Wellstone pursuant to which he is paid an annual salary of $120,000 as compensation for his services as Chief Financial Officer. In 2005, Mr. Veasey received $48,000 and the balance of $72,000 is to be paid at a later date. In addition, Mr. Veasey has been granted options under the 1994 Stock Option Plan as amended, and is eligible to receive additional grants on a going-forward basis.

(2) All options are exercisable. Value based on closing price of the common stock of $ .44 on December 30, 2005, less exercise price.

      Wellstone has no long term incentive plans other than the plans described above.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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



NAME AND ADDRESS            	COMMON STOCK     	PERCENTAGE

Jere E. Goyan(1)(2)                  525,000        		 *
Chairman

Learned Jeremiah Hand(1)(3)   	 179,433,000		     64.5%
Chief Executive Officer

Samuel Veasey(1)(5)                8,500,000       	      3.2%
Chief Financial Officer

Carla Cerami Hand, MD,PhD(1)(3)  179,433,000     	     64.5%

Anthony Cerami, PhD(1)(5)      	  22,132,892       	      8.5%

All officers and directors
  as a group (3 persons)     	 188,458,000        	     65.7%

* less than 1%
(1) The business address of each of these persons is 250 Crown Boulevard, Timberlake, North Carolina
(2)   Includes options to purchase 525,000 shares of common stock.
(3) Mr. Learned Jeremiah Hand and Ms. Carla Cerami Hand are husband and wife. Mr. Hand owns 141,333,000 shares of common stock and options to purchase an additional 18,000,000 shares of common stock. Ms. Cerami Hand owns 3,300,000 shares of common stock and through her company, Cerami Consulting Co., may be deemed to beneficially own an additional 16,800,00 shares of common stock.
(4) Dr. Anthony Cerami is the father of Carla Cerami Hand. Shares are held in a trust.
(5)   Includes options to purchase 8,500,000 shares of common stock.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Learned Hand, an officer and director, advanced $24,298 to Wellstone for expenses which had not been reimbursed as of December 31, 2005. A law firm controlled by a brother of Learned Hand advanced funds on behalf of Wellstone from time to time in calendar 2005, and as of December 31, 2004 the amount unreimbursed to the law firm was $16,286. The highest amount owing to the law firm during 2005 was $16,286. The unreimbursed amount as of December 31, 2005 was $16,286. Such amounts do not bear interest. An investment fund controlled by the brother invested funds in Wellstone pursuant to a Funding Agreement described in Part II, Item 5 of this Annual Report.

      Pursuant to an Agreement and Plan of Reorganization dated May 25, 2001, Wellstone acquired all of the outstanding membership interests of Wellstone LLC in exchange for 210,000,000 shares of Wellstone's Common Stock. In addition, Wellstone issued 5,968,200 shares of common stock to a stockholder of Farallon in cancellation of debt of $2,842. The terms of the acquisition were determined between the parties, who are related in that Learned Jeremiah Hand, the CEO of Wellstone, LLC, is the brother of Jehu Hand, the founder and president of Farallon. Prior to the acquisition, Wellstone LLC and Farallon had no affiliation or relationship.

      Carla Cerami Hand or Cerami Consulting Corporation and an entity controlled by Learned Hand have loaned various amounts to Wellstone for its capital requirements, as follows. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2005, $20,463 had accrued as interest on these notes, none of which had been paid. These related party notes payable totaled $59,200 as of December 31, 2005.

      In 2005 Wellstone issued 500,000 shares of common stock, valued at $510,000, to Joel Hand, a brother of the Company's Chief Executive Officer for legal services that he provided to the Company

      In 2004, we issued to Jehu Hand, a brother of our Chief Executive Officer, 15,000,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000. On January 2, 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 574,791 shares of common stock. The Company issued common stock to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

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

      In the fiscal years ended December 31, 2003 and 2002, Ms. Cerami Hand and/or Mr. Learned Hand advanced $8,899 and $16,072, respectively, on behalf of Wellstone for its corporate expenses. The Warren Institute, affiliated with the above officers, provided from time to time office space and occasional use of a 1,200 square foot lab to Wellstone at a cost of $1,400 per month from January 2002 to September 30, 2003, all of which has been accounted for as a contribution to capital by the controlling stockholders. Such amounts are not represented by any promissory note and bear no interest.

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

10.7 Lease Agreement, with U.S. Flue-Cured Tobacco Growers Inc., dated as of September 1, 2004. (5)

10.8  Marketing Agreement, with H&S Marketing, dated as of December 28,
      2004 (5)

10.9 License Agreement, by and between Cerami Consulting Corporation and Wellstone Filters, LLC, dated as of September 14, 1999 (5)

10.10 Lease Extension Agreement with U.S. Flue-Cured Tobacco Growers Inc., dated May 2, 2005 (5)

10.11 $500,000 Promissory Note between Wellston Filters, Inc. and Carlson Group, Ltd., dated January 25, 2006 (6)

10.12 Summary of Employment Agreement with Learned Jeremiah Hand (7)

10.13 Summary of Employment Agreement with Samuel M. Veasey (7)

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

31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1  Certification  of  Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350.

32.2  Certification of Chief  Financial  Officer  pursuant  to 18 U.S.C.
      Section 1350.

(1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-28161.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 25, 2001.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 2001.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 3, 2004.
(5) Incorporated by reference to the Company's amended Annual Report on Form 10-KSB/A, dated December 31, 2004.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 25, 2005.
(7) Filed herewith.



Item 14 Principal Accountant Fees and Services.

      During the period covering the fiscal years ended December 31, 2005 and 2004, our principal accounting firm performed the following professional services:

                    DeJoya Griffith & Co.         Tanner LC      Tanner LC
                             2005                   2005            2004
		    ---------------------	  ---------	 ---------
Audit fees         	$   15,000 		  $  37,000      $  23,000
Audit-Related fees                                        -              -
Tax fees                                              8,000              -
Other fees                                                          	 -


      Audit fees include the year-end audit and review of the Form 10-KSB, quarterly reviews and reviews of the Forms 10-QSB. The 2005 and 2004 fees include the estimated cost to complete the audits of each respective year.

      Tax fees relate to the preparation of federal and state tax filings. Other fees relate to Edgar services in connection with SEC filings.

Audit Committees pre-approval policies and procedures

      We do not have an audit committee. Our engagement of De Joya Griffith & Co., as our independent registered public accounting firm, was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of
Schedule 14A were performed by our auditors.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.


                                        WELLSTONE FILTERS, INC.


                                        /s/ Learned Jeremiah Hand
					-------------------------
                                            Learned Jeremiah Hand
                                            CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on April 5, 2006.


By: /s/ Learned Jeremiah Hand           CEO and Director
        Learned Jeremiah Hand           (principal executive officer)

By: /s/ Samuel M. Veasey                Chief Financial Officer
        Samuel M. Veasey                (principal accounting and
					financial officer)

By: /s/ Jere Goyan                      Chairman
        Jere Goyan

                                 EXHIBIT INDEX




2.1   Agreement and Plan of Reorganization, dated	Incorporated by reference to the Company's Current
      February May 25, 2001, between the  Company     	Report on Form 8-K, dated May 25, 2001
      and Wellstone LLC(2)

3.1   Articles of Incorporation                         Incorporated by reference to the Company's Registration
                                                        Statement on Form 10-SB, file no. 0-28161

3.2   Articles of Amendment                             Incorporated by reference to the Company's Current
                                                        Report on Form 8-K, dated May 25, 2001

3.3   Bylaws                                            Incorporated by reference to the Company's Registration
                                                        Statement on Form 10-SB, file no. 0-28161

3.4   Articles of Amendment increasing authorized       Incorporated by reference to the Company's amended
      common stock to 300,000,000 shares                Annual Report of Form 10-KSB/A, dated December 31, 2004.

10.1  Stock Option Plan                                 Incorporated by reference to the Company's Registration
                                                        Statement on Form 10-SB, file no. 0-28161

10.2  Amended and Restated Stock Option Plan            Incorporated by reference to the Company's amended
                                                        Annual Report of Form 10-KSB/A, dated December 31, 2004.

10.3  Funding Agreement with Arrakis Select Fund        Incorporated by reference to the Company's amended
                                                        Annual Report of Form 10-KSB/A, dated December 31, 2004.

10.4  Schedule of Details, options granted as of    	Incorporated by reference to the Company's amended
      December 31, 2004 under Stock Option Plan         Annual Report of Form 10-KSB/A, dated December 31, 004.

10.5  $1,500,000 Promissory Note                        Incorporated by reference to the Company's Current
                                                        Report on Form 8-K, dated December 3, 2004.

10.6  Warrants, exercisable for 3,240,000 shares        Incorporated by reference to the Company's Current
      of common stock                                   Report on Form 8-K, dated December 3, 2004.

10.7  Lease  Agreement,  with  U.S.   Flue-Cured	dated as Incorporated by reference to the Company's amended
      Tobacco Growers, Inc.,of September 1, 2004        Annual Report of Form 10-KSB/A, dated December 31, 2004.

10.8  Marketing  Agreement,  with H&S Marketing, 	Incorporated by reference to the Company's amended
      dated as of December 28, 2004                     Annual Report of Form 10-KSB/A, dated December 31, 2004.

10.9  License Agreement, by and  between  Cerami 	Incorporated by reference to the Company's amended
      Consulting   Corporation   and   Wellstone        Annual Report of Form 10-KSB/A, dated December 31, 2004.
      Filters,  LLC,  dated  as of September 14,
      1999

10.10 Extension Agreement with U.S.  Flue-Cured		Incorporated by reference to the Company's amended
      Tobacco Growers Inc., dated May 2, 2005           Annual Report of Form 10-KSB/A, dated December 31, 2004.

10.11 $500,000 Promissory Note between Wellston    	Incorporated by reference to the Company's Current
      Filters,  Inc.  and Carlson Group,  Ltd.,         Report on Form 8-K, dated December 25, 2005.
      dated January 25, 2006

10.12 Summary  of  Employment  Agreement   with         Filed herewith
      Learned Jeremiah Hand

10.13 Summary  of   Employment  Agreement  with         Filed herewith
      Samuel Veasey

21.1  List of Subsidiaries                              Filed herewith

31.1  Certification of Chief Executive  Officer 	Filed herewith
      Pursuant to Exchange Act Rule 13a-14(a).

31.2  Certification of Chief Financial  Officer 	Filed herewith
      Pursuant to Exchange Act Rule 13a-14(a).

32.1  Certification of Chief Executive  Officer 	Filed herewith
      pursuant to 18 U.S.C. Section 1350.

32.2  Certification of Chief Financial  Officer		Filed herewith
      pursuant to 18 U.S.C. Section 1350.








            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Wellstone Filters, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Wellstone Filters, Inc. (a Development Stage Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Wellstone Filters, Inc. as of December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellstone Filters, Inc. as of December 31, 2005, and the results of its consolidated operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from June 26, 1998 (Inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company LLC
CERTIFIED PUBLIC ACCOUNTANTS
Las Vegas, NV

March 30, 2006





            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
WELLSTONE FILTERS, INC.


We have audited the accompanying consolidated balance sheet of WELLSTONE FILTERS, INC. (a development stage company), as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WELLSTONE FILTERS, INC. (a development stage company), as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ Tanner LC
Salt Lake City, Utah
March 18, 2005







					Wellstone Filters, Inc.
				    (A Development Stage Company)
				     Consolidated Balance Sheets


								December 31,	December 31,
								    2005	    2004
								------------	------------
Assets
  Current assets
  Cash and cash equivalents 	 				$    233,426 	$  1,431,088
  Inventory 	            					     391,796 	           -
								------------	------------
     Total current assets 	            			     625,222 	   1,431,088

  Furniture and equipment, net 	              			      13,336 	      12,695
								------------	------------
     Total Assets 	 					$    638,558 	$  1,443,783
								============	============
Liabilities
 Current liabilities
   Current portion of long term debt 				$  1,032,500 	$          -
   Accounts payable 	            				     350,076 	      23,890
   Related party accounts payable 	              		      40,584 	      40,584
   Accrued expenses 	            				     542,755 	      20,727
   Related party notes payable 	              			      59,200 	      59,200
								------------	------------
     Total current liabilities 	         			   2,025,115 	     144,401

   Note payable net of unamortized debt discount of
    $467,500 and $977,500, respectively 	         	   1,032,500 	     522,500
   Less: Current portion of long term debt 	        	  (1,032,500)	           -
								------------	------------
     Total long term debt 	                       			   - 	     522,500

     Total liabilities 	         				   2,025,115 	     666,901
								------------	------------
Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 1,000,000
    shares authorizes; no shares issued and outstanding 	           - 	           -
   Common stock, $.001 par value, 300,000,000 shares
    authorized; 260,442,991and 252,542,991 outstanding
    respectively. 	            				     260,243 	     252,543
   Additional paid in capital 	       				  28,002,203 	  21,471,903
   Subscription receivable	             			     (26,000)	           -
   Accumulated deficit 	       					 (29,623,003)	 (20,947,564)
								------------	------------
     Total stockholders equity (deficit)	         	  (1,386,557)	     776,882
								------------	------------
     Total liabilities and stockholders equity (deficit) 	$    638,558 	$  1,443,783
								============	============
 See accompanying notes to consolidated financial statements.






		 			Wellstone Filters, Inc.
	 			    (A Development Stage Company)
	 			Consolidated Statements of Operations


			 						       Cumulative
						     Years Ended	 	 Amounts
						     December 31	 	  Since
		 				2005 	 	2004 	 	Inception
					    ------------  -------------	     --------------

 Revenue 				    $          -  $           -      $            -

 General and administrative expense 	       7,888,010     20,727,519 	 28,745,442

 Depreciation expense	                  	   5,057	  3,245	             12,258

 Research and development expense 	         207,636 	 19,580 	    227,216
					    ------------  -------------	     --------------
   Loss from operations	         	      (8,100,703)   (20,750,344)        (28,984,916)

 Interest expense 	              		 574,736 	 52,236 	    638,087
					    ------------  -------------	     --------------
   Loss before income taxes 	              (8,675,439)   (20,802,580)	(29,623,003)

 Income tax benefit 	                               -   	      -   	          -
					    ------------  -------------	     --------------
   Net loss 				    $ (8,675,439) $ (20,802,580)     $  (29,623,003)
					    ============  =============	     ==============
   Net loss per share -
	basic and diluted   		    $      (0.03) $       (0.09)
					    ============  =============
   Weighted average shares -
	basic and diluted 	       	     258,996,415    240,915,000
					    ============  =============


See accompanying notes to consolidated financial statements.




							Wellstone Filters, Inc.
						    (A Development Stage Company)
					   Consolidated Statements of Stockholders deficit
							As of December 31, 2005



								       Additional
					         Common Stock	       Paid-In		Subscription   Accumulated
	 				    Shares 	   Amount      Capital		Receivable     Deficit	         Total
					    -----------	   ----------- -----------	------------   ------------	 -----------


Balance, February 17, 1998	              	      -    $         - $         - 	$          -    $         -   	 $         -
Restatement for recapitalization	    210,000,000        210,000 	  (210,000)	           -	          -   	           -
Capital contribution	                       	      - 	     -   	 - 	           -	        100 	         100
Net loss	                       		      - 	     -   	 - 	           -         (6,675)	      (6,675)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 1998	    	    210,000,000        210,000 	  (210,000)	           -         (6,575)	      (6,575)

Net loss	                       		      - 	     -   	 - 	           -	       (969)	        (969)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 1999	    	    210,000,000        210,000 	  (210,000)	           -	     (7,544)	      (7,544)

Net loss	                       		      - 	     -   	 - 	           -	    (21,395)	     (21,395)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 2000	    	    210,000,000        210,000 	  (210,000)	           -	    (28,939)	     (28,939)

Acquisition of Farallon Corporation	     21,000,000 	21,000 	   (23,842)	           -	          -   	      (2,842)
Stock issued in cancellation of debt	      5,968,200 	 5,968 	    (3,126)	           -	          -   	       2,842
Reclassification of members'
  contribution to additional paid-in
  capital	                       		      - 	     -         100 	           -	       (100)
Net loss	                       		      - 	     -   	 - 	           -	     (8,218)	      (8,218)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 2001	   	    236,968,200        236,968 	  (236,868)	           -	    (37,257)	     (37,157)

Rental expense forgiven by officers	              - 	     -      16,800 	           -	          -   	      16,800
Net loss	                       		      - 	     -   	 - 	           -	    (35,033)	     (35,033)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 2002	    	    236,968,200        236,968 	  (220,068)	           -	    (72,290)	     (55,390)

Rental expense forgiven by officers	              -	             -	    12,600 	           -	          -   	      12,600
Net loss	                       		      -	             		 -	           -	    (72,694)	     (72,694)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 2003	    	    236,968,200        236,968 	  (207,468)	           -	   (144,984)	    (115,484)

Common stock issued for:
   Cash	           				574,791 	   575 	   194,425 	           -	          -   	     195,000
   Services (related party)	      	     15,000,000 	15,000 	 6,255,000 	           -	          -   	   6,270,000
Stock options issued to consultants	              -	             -     654,946 	           -	          -   	     654,946
Stock options issued to officers/employees	      -	             -  13,555,000 	           -	          -   	  13,555,000
Allocation of debt proceeds to warrants	              -	             -   1,020,000 	           -	          -   	   1,020,000
Net loss	                        	      -	             -   	 - 	           -	(20,802,580)	 (20,802,580)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 2004	    	    252,542,991        252,543 	21,471,903 	           -	(20,947,564)	     776,882

Common stock issued for:
   Exercise of stock options	           	600,000 	   600 	     1,400 	           -	          -   	       2,000
   Services	        		      4,500,000 	 4,500	 4,585,500 	           -	          -   	   4,590,000
Stock options issued to employees	              -	             -	 1,920,000	           -	          -   	   1,920,000
Employee subscription receivable	      2,600,000	         2,600	    23,400	     (26,000)	          -   	           -
Net loss	                       		      -	             -   	 -	           -	 (8,675,439)	  (8,675,439)
					    -----------	   ----------- -----------	------------   ------------	 -----------
Balance, December 31, 2005	    	    260,242,991    $   260,243 $28,002,203 	     (26,000)  $(29,623,003)	 $(1,386,557)
					    ===========	   =========== ===========	============   ============	 ===========
See accompanying notes to consolidated financial statements.






						WELLSTONE FILTERS, INC.
 					    (A Development Stage Company)
 					 Consolidated Statement of Cash Flows

					 						   Cumulative
							  Year Ended	  Year Ended	     Amount
		                           		 December 31,	 December 31,	     Since
							     2005 	     2004 	   Inception
							 ------------	 ------------	  ------------

 Cash flows from operating activities:
   Net loss 	 					 $ (8,675,439)	 $(20,802,580)	  $(29,623,003)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Issuance of common stock for services 	            4,590,000 	    6,270,000 	    10,860,000
   Issuance of stock options for services 	                    - 	      654,946 	       654,946
   Issuance of stock options to employees
     as compensation 	          			    1,920,000 	   13,555,000 	    15,475,000
   Amortization of debt discount 	              	      510,000 	       42,500 	       552,500
   Depreciation 	                  			5,057 	        3,245 	        12,258
   Rental expense forgiven by officer and
     board member 	                         		    - 	            - 	        29,400
   Loss on disposal of furniture 	                  	1,795 	            - 	         1,795
   (Increase) in inventory 	            		     (391,796)	            - 	      (391,796)
   Increase/(decrease) in accounts payable 	              326,186 	       (1,499)	       350,076
   Increase in related party accounts payable 	                4,736 	       10,360 	        34,153
   Increase in accrued expense 	              		      517,291 	        9,736 	       538,019
							 ------------	 ------------	  ------------
	Net cash used in operating activity 	           (1,192,168)	     (258,292)	    (1,506,652)
							 ------------	 ------------	  ------------
 Cash flows from investing activities
   Purchase of fixed assets 	                	       (7,493)	       (8,729)	       (16,222)
							 ------------	 ------------	  ------------
 Cash flows form financing activities:
   Proceeds from sale of common stock 	                 	2,000 	      195,000 	       197,000
   Proceeds form long-term debt 	                            - 	    1,500,000 	     1,500,000
   Members contribution of equity 	                            - 	            - 	           100
   Proceeds form related party notes payable 	                    - 	            - 	        59,200
							 ------------	 ------------	  ------------
	Net cash provided from financing activities 	        2,000 	    1,695,000 	     1,756,300

	Net increase/(decrease) in cash
	    and cash equivalents 	         	   (1,197,661)	    1,427,979 	       233,426
							 ------------	 ------------	  ------------
 Cash and cash equivalents at beginning of period 	    1,431,088 	        3,109 	             -
							 ------------	 ------------	  ------------
 Cash and cash equivalents at end of period 	 	 $    233,426 	 $  1,431,088 	  $    233,426
							 ============	 ============	  ============

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

STOCK SPLITS AND STOCK DIVIDENDS
The Company has declared and affected the following stock splits and dividend:

- A five for one stock split in July 2003
- A four-tenths for one stock dividend in September 2003
- A three for one stock split in September 2004

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

INCOME TAXES
Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            WELLSTONE FILTERS, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements

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

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.

The following table illustrates the effect on net loss per share if the Company had applied the fair value based method to account for its employee stock-based compensation.


                                                   YEARS ENDED DECEMBER 31,
						   -----------------------
                                                     2005            2004
						------------   -------------
Net loss as reported                            $ (8,675,439)  $ (20,802,580)

Add stock-based compensation
 expense recognized in the
 consolidated financial statements		   1,920,000  	  13,555,000

Deduct:
   Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects				  (1,921,944)	 (13,659,983)
						------------   -------------
    Pro forma net loss                          $ (8,677,382)  $ (20,907,563)
						------------   -------------

Loss per share - as reported           		$       (.03)  $       (0.09)
Loss per share - pro forma             		$       (.03)  $       (0.09)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    December 31,
                                                  2005       2004
						--------   --------
Expected dividend yield                         $      -   $      -
Expected stock price volatility                      54%       222%
Risk-free interest rate                            3.50%      3.40%
Expected life of options                         4 years    5 years



The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 was $.43 and $.52, respectively.


                            WELLSTONE FILTERS, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
RESEARCH AND DEVELOPMENT
The Company expenses research and development costs as incurred.

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

LOSS PER SHARE
The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus common stock equivalents calculated under the treasury stock method. The Company has issued equity instruments convertible into common stock such as stock options and warrants issued to employees, consultants and creditors that can be exercised for approximately 36,565,000 and 35,065,000 shares of common stock at December 31, 2005 and 2004, respectively, with conversion prices between $0.00067 and $.50 at December 31, 2005 and December 31, 2004. Common stock equivalents have not been included in the diluted loss per share calculation for the years ended December 31, 2005 and 2004 because the effect would be antidilutive.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Wellstone Filters LLC. All significant inter-company transactions have been eliminated in consolidation.

2. GOING CONCERN

The Company incurred net losses of approximately $8,675,437 from the period from January 1, 2005, through December 31, 2005, and currently has no source of revenue, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004:

                                   2005          2004
				---------     ---------
Equipment                     	$  18,885     $  15,718
Furniture and fixtures                  -         4,178
				---------     ---------
                                   18,885        19,896
Less accumulated depreciation      (5,549)       (7,201)
				---------     ---------
                             	$  13,336     $  12,695
				=========     =========

The Company disposed of furniture and equipment and recognized a loss on disposal of $1,795 in 2005.
                            WELLSTONE FILTERS, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements

4. ACCRUED EXPENSES

The Company had accrued expenses for years ended 2005 and 2004 of $542,755 and $20,727, respectively. The amounts for 2005 were primarily the result of deferred salaries of Company executives and interest on note payable. The amount for 2004 was primarily for interest to an affiliate.

5. LONG-TERM DEBT

Long-term debt consists of the following at
December 31, 2005 and 2004:				 2005	      2004
						     -----------  -----------
Note payable to an entity bearing interest
 at 4%,  with  principal and interest due
 on November 30, 2006.  The note holder also
 received a warrant to purchase 3,240,000 shares
 of the Company's common stock for $0.50 per share   $ 1,500,000  $ 1,500,000

Unamortized discount on debt           			(467,500)    (977,500)
						     -----------  -----------
                                     		       1,032,500      522,500
Current portion of long term debt   		      (1,032,500)           -
						     -----------  -----------
Long term debt                   		     $         -  $   522,500
						     -----------  -----------

6. RELATED PARTY TRANSACTIONS

Mr. Learned Hand, an officer and director, advanced $24,298 to the Company for expenses which had not been reimbursed as of December 31, 2005. A law firm controlled by a brother of Learned Hand advanced funds on behalf of the Company from time to time in calendar 2004, and as of December 31, 2005 the amount unreimbursed to the law firm was $16,286.

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

Carla Cerami Hand or Cerami Consulting Corporation and an entity controlled by Learned Hand have loaned various amounts to the Company for its capital requirements, as follows. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2004, $20,463 had accrued as interest on these notes, none of which had been paid. These related party notes payable totaled $59,200 as of December 31, 2005.

During 2005 Wellstone issued 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company

In 2004, we issued to Jehu Hand, a brother of our Chief Executive Officer, 15,000,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000. On January 2, 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 574,791 shares of common stock. The Company issued common stock to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

The Company has a licensing agreement with Cerami Consulting Corporation, an entity owned and controlled by the spouse of the Company's Chief Executive Officer. The licensing agreement grants the Company the exclusive worldwide exploitation rights to practice and utilize the inventions, technology, know-how, and patent, including the rights to manufacture and market


                            WELLSTONE FILTERS, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements

the filters which are the subject of the licensing agreement, that are held by Cerami Consulting Corporation. In exchange for the license rights, the Company agreed to pay all future costs for development, manufacture, and commercialization of the technology, including all other future fees and costs in connection with the patents.

In the fiscal years ended December 31, 2003 and 2002, Ms. Cerami Hand and/or Mr. Learned Hand advanced $8,899 and $16,072, respectively, on behalf of the Company for its corporate expenses. The Warren Institute, affiliated with the above officers, provided from time to time office space and occasional use of a 1,200 square foot lab to the Company at a cost of $1,400 per month from January 2002 to September 30, 2003, all of which has been accounted for as a contribution to capital by the controlling stockholders. Such amounts are not represented by any promissory note and bear no interest.

7. SUPPLEMENTAL CASH FLOW INFORMATION

No cash amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to December 31, 2005.

During the year ended December 31, 2004 the Company issued warrants with debt. The warrants were valued at $1,020,000, which amount was recorded as a discount on long-term debt. During 2005 and 2004, $510,000 and $42,500, respectively, of the debt discount was accreted as interest expense.

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

8. INCOME TAXES

The provision for income taxes differs from the amount computed at federal statutory rates as follows:


                                         	Years Ended
                                                December 31,
                                           2005              2004
				       -------------   --------------

Income tax benefit at statutory rate   $   3,470,000   $    8,321,000
Change in valuation allowance             (3,470,000)      (8,321,000)
				       -------------   --------------


                                       $           -   $            -
				       -------------   --------------



                            WELLSTONE FILTERS, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) are comprised of the following at December 31, 2005 and 2004:


                                      		2005              2004
					   -------------     -------------
Net operating loss carryforward		   $   8,362,000     $   2,661,000
Issuance of stock options and warrants
for compensation and services      	       3,470,000         5,701,000
Valuation allowance             	     (11,832,000)       (8,362,000)
				           -------------     -------------

                               		   $           -     $           -


As of December 31, 2005, the Company had net operating losses of approximately $20 million which begin to expire in 2016. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time of future events which cannot be determined.

9. CAPITAL STOCK

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

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

Issuances of Common Stock

During 2005, the Company issued 4,500,000 shares of common stock to non-employees for services resulting in $4,590,000 of general and administrative expense.

During 2004, the Company issued to Jehu Hand, a brother of our Chief Executive Officer, 15,000,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000.

During 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 574,791 shares of common stock. The Company issued common stock to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

Issuance of Stock Options Resulting in Expense

During 2005, the Company granted stock options to purchase 4,500,000 shares of common stock to employees with exercise prices below the market price on the measurement date. Because the options vested immediately, they resulted in compensation expense of $1,920,000 in 2005.


                            WELLSTONE FILTERS, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements

During 2004, options to purchase 26,500,000 shares with exercise prices ranging from $.003 to $.01 per share were issued to three officers of the Company, resulting in an expense of approximately $13,555,000. Also, during the year, options were issued to a scientific advisor to purchase 4,800,000 shares at an exercise price of $.0007 per share resulting in expense of approximately $655,000. The expense for the issuance of these stock options to the advisor was calculated based on the Black-Scholes option pricing model

10. STOCK OPTION PLAN

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

A schedule of the options is as follows:


                                                               EXERCISE
                                           NUMBER OF             PRICE
                                            OPTIONS            PER SHARE
					  ----------	  -----------------


Outstanding at January 1, 2004               525,000      $         0.00067
Granted                                   31,300,000                0.01000
					  ----------	  -----------------
Outstanding at December 31, 2004          31,825,000        .00067 - .01000
Granted                                    4,500,000                0.00333
Exercised                                  3,200,000       .00333-  0.01000
					  ----------	  -----------------
Outstanding at December 31, 2005          33,125,000        .00067 - .01000



On December 31, 2005 the Company had 5,675,000 available for grant under the Option Plan.



During 2004, the Company issued warrants to purchase 3,240,000 shares of common stock with an exercise price of $.50 per share in connection with a note payable. See Note 3. All of these warrants were vested and remained outstanding at December 31, 2005.







                            WELLSTONE FILTERS, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements


The following table summarizes information about stock options outstanding at December 31, 2005:

                                      Weighted
                                      Average                                        Weighted
        Range of                      Remaining       Weighted                       Average
       Exercise       Number         Contractual       Average       Number          Exercise
        Prices       Outstanding     Life (Years)   Exercise Price  Exercisable       Price

  $  .00067 - .003     31,725,000          7.8     $     .0023     31,725,000    $        .0023
        .003 - .01      1,400,000          8.9             .01      1,400,000               .01
------------------------------------------------------------------------------------------------

  $   .00067 - .10     33,125,000          8.3     $     .0046     33,125,000    $        .0046
------------------------------------------------------------------------------------------------



11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable, and notes payable. The carrying amount of cash and accounts payable approximates fair-value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

12. RECENT ACCOUNTING PRONOUNCEMENT

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

In 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal idle facility expense and spoilage, freight and handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. We are required to adopt the provisions of SFAS No. 151 prospectively after January 1, 2006, but the effect of adoption is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS Statement No. 143" ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 04-13, "Inventory Exchanges." EITF No. 04-13 required two or more inventory transactions with the same party to be considered a single non-monetary transaction subject to APB Opinion No. 29, "Accounting for Non-monetary Transactions," if the transactions were entered into in contemplation of one another. EITF No. 04-13 is effective for us for new arrangements entered into after April 2, 2006. We do not expect the adoption of EITF No. 04-13 to have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities("SFASNo.140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.


In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.


  13. SUBSEQUENT EVENTS

On January 25, 2006, the Company received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This promissory note is not associated with the prior promissory note in the previous paragraph. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.