Form 10QSB
period 2006-03-31
WELLSTONE FILTERS INC /DE/
filed 2006-05-15
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	 	  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the   transition  period  from  _____________   to   _______________

                         Commission File Number 0-28161


                            WELLSTONE FILTERS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                      33-0619264
(State or other jurisdiction 		    (IRS Employer Identification No.)
   of incorporation or
       organization)

  250 Crown Boulevard, Timberlake, North Carolina		27583
    (Address of principal executive offices)                  (Zip Code)

                                (336) 597-8300
                           (Issuer's telephone number)

     Check whether  the  issuer  (1)  filed  all reports required to be filed by
Section 13, or 15(d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  [X] No  [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                                                        Yes  [X] No  [ ]

     The number of shares outstanding of the issuer's classes of Common Stock, as of May 11, 2006.

Common Stock, $.001 par value                                       260,842,991
Title of Class                                     Number of Shares outstanding
                                                             at  March 31, 2006

Transitional Small Business Format     Yes  [X] No  [ ]


Item 1. FINANCIAL STATEMENTS

                             WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEETS


											 UNAUDITED	  AUDITED
											-----------	-----------
											  MARCH 31,	DECEMBER 31,
											     2006	    2005
											===========	===========
ASSETS
Current assets
    Cash and cash equivalents								$   138,283	$   233,426

    Accounts receivable									     48,847		  -

    Inventory										    468,618	    391,796
											-----------	-----------

	Total current assets								    655,748	    625,222


Furniture and equipment, net								     11,762	     13,336
											-----------	-----------

		Total Assets								$   667,510	$   638,558
											===========	===========


LIABILITIES
Current liabilities
    Current portion of long-term debt							$ 1,160,000	$ 1,032,500

    Accounts payable									    164,283	    350,076

    Related party accounts payable							     40,584	     40,584

    Accrued expenses									    685,450	    542,755

    Notes payable to affiliates								     59,200	     59,200
											-----------	-----------

       Total current liabilities							  2,109,517	  2,025,115


    Note payable net of unamortized debt discount of
      $340,000 and $467,500 respectively						  1,660,000	  1,032,500

    Less: current portion of long term debt						 (1,160,000)	 (1,032,500)
											-----------	-----------

    Long term debt									    500,000		  -

	Total liabilities								  2,609,517	  2,025,115
											===========	===========

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 1,000,000 shares authorized;
	no shares issued and outstanding							  -		  -

    Common stock, $.001 par value, 300,000,000 shares authorized:
	260,842,991 and 260,242,991 outstanding, respectively				    260,843	    260,243

    Additional paid in capital								 28,003,603	 28,002,203

    Subscription receivable									  -	    (26,000)

    Accumulated deficit									(30,206,453)	(29,623,003)
											-----------	-----------

	Total stockholders' (deficit)							 (1,942,007)	 (1,386,557)

    Total liabilities and equity							$   667,510	$   638,558
											===========	===========

The accompanying notes are an integral part of the financial statements.



                                  WELLSTONE FILTERS, INC.
                           (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)

                                                     THREE MONTHS ENDED 		 CUMULATIVE
                                                         MARCH 31,			   AMOUNT
						----------------------------		   SINCE
								   RESTATED	          INCEPTION
						     2006	     2005	       (FEB. 17, 1998)
						============	============		============
 Revenue					$     48,846	$   	   - 		$     48,846

 Cost of goods sold				      40,384		   -	  	      40,384
						------------	------------		------------
   Gross profit					       8,462		   -		       8,462

Expenses:
   General and administrative expense		     426,306	   4,910,046		  29,184,006

   Research and development expense		      12,000	      67,389		     239,216
						------------	------------		------------

   Loss from operations				    (429,844)	  (4,977,435)		 (29,414,760)

 Interest expense				     153,606	     143,684		     791,693
						------------	------------		------------

   Loss before income taxes			    (583,450)	  (5,121,119)		 (30,206,453)

   Income tax benefit					   -		   -			   -
						------------	------------		------------

   Net loss					$   (583,450)	$ (5,121,119)		$(30,206,453)
						============	============		============


      Basic and diluted weighted average number
      of common shares outstanding                 260,442,991    255,830,000 		220,943,802

      Basic and Diluted Net Loss Per Share             (0.00)       (0.02)		     (0.14)








The accompanying notes are an integral part of the financial statements.



                             WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED            CUMULATIVE
                                                                                        MARCH 31,                   AMOUNT
                                                                                                                  SINCE
                                                                                2006            RESTATED        INCEPTION
                                                                                                  2005       (FEB. 17, 1998)
									============	============		============
Cash from operating activity:
 Net loss								$   (583,450)	$ (5,121,119)		$(30,206,453)

 Adjustments to reconcile net loss to net cash used in operating activities:
	Issuance of common stock for services					   -	   4,590,000		  10,860,000

	Issuance of stock options for services					   - 		   -		     654,946

	Issuance of stock options to employees as compensation			   -		   -		  15,475,000

	Amortization of debt discount					     127,500	     127,500		     680,000

	Depreciation							       1,574		 781		      13,832

	Rental expense forgiven by officer and board member			   -		   -		      29,400

	Loss on disposal of furniture						   -	       4,457		       1,795

	(Increase) in accounts receivable				     (48,847)		   -		     (48,847)

	(Increase) in inventory						     (76,822)		   -		    (468,618)

	Increase/(decrease) in accounts payable				    (185,793)	     (17,018)		     164,283

	Increase in related party accounts payable				   -		   -		      34,153

	Increase in accrued expense					     142,695	     131,054		     680,714
									------------	------------		------------

		Net cash used in operating activity			    (623,143)	    (284,345)		  (2,129,795)

Cash flow from investing activities
   Purchase of fixed assets							   -	      (2,069)		     (16,222)

Cash flows form financing activities:
   Proceeds from sale of common stock					       2,000		   -		     199,000

   Proceeds from exercise of stock options				      26,000		   -		      26,000

   Proceeds form long-term debt						     500,000		   -		   2,000,000

   Members contribution of equity						   -		   -			 100

   Proceeds form related party notes payable					   -		   -		      59,200
									------------	------------		------------

		Net cash provided from financing activities		     528,000		   -		   2,284,300

		Net increase/(decrease) in cash and cash equivalents	     (95,143)	    (286,414)		     138,283
									------------	------------		------------

Cash and cash equivalents at beginning of period			     233,426	   1,431,088			   -

Cash and cash equivalents at end of period				$    138,283	$  1,144,674		$    138,283
									============	============		============


    The accompanying notes are an integral part of the financial statements.



                            WELLSTONE FILTERS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    GENERAL



     The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.


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


     The Company is engaged in the development and marketing of a proprietary cigarette filter technology and the Wellstone brand of cigarettes utilizing its patented reduced risk filter. On January 5, 2006 Wellstone announced that it had launched its brand in the United Stares with shipments to Phoenix, Arizona. The Company subsequently announced that it had shipped the Wellstone brand to Chapel Hill, NC, and Richmond, Virginia and has partnered with a major supplier of convenience stores in the Southeastern United States to carry the Wellstone brand family.


2.    RESTATED FINANCIAL STATEMENTS

     The Company restated its consolidated balance sheet as of March 31, 2005 and its consolidated statement of operations for the three months ended March 31, 2005, and its consolidated statement of cash flows for the three months ended March 31, 2005. This restatement relates to the issuance of 4,500,000 shares of common stock for services that were not recorded in the consolidated financial statements included in the original Form 10-QSB for the period ended March 31, 2005 that was filed on May 16, 2005 (see Note
     6). The Company originally did not account for the issuance of these common shares. 4,000,000 shares of common stock were issued to an unrelated individual as certain compensation for consulting services that he provided to the Company and 500,000 shares of common stock were issued to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. The Company has restated the consolidated financial statements to record the issuance of the common shares at their fair value on the date of issuance


3.    RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2005, the Company issued 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company.

     The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $21,647 and $20,463 at March 31, 2006 and December 31, 2005, respectively.

     Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.


4.    STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) NO. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Because no stock options or warrants vested during the three months ended March 31, 2006 and 2005, pro forma net loss and net loss per share is the same as the net loss and net loss per share as reported.


5.    WEIGHTED AVERAGE SHARES

     The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

     The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 32,725,000 and 31,825,000 shares of common stock at prices ranging from $.0007 to $.01 per share were outstanding at March 31, 2006 and 2005, respectively, but were excluded for the calculation of diluted earnings per share because the effect of the stock options was anti-dilutive.

6.    COMMON STOCK

     During the three months ended March 31, 2006, the Company issued 600,000 shares of common stock upon the exercise of stock options at an exercise price of $.003333. During the three months ended March 31, 2005, the Company issued 4,000,000 shares of common stock to an unrelated individual as compensation for consulting services and 500,000 shares of common stock to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. These shares were valued at $1.02 based on the closing price of the Company's common stock on the date of issuance and resulted in a non-cash expense of $4,590,000. This amount is reflected in the general and administrative expense in the condensed consolidated statement of operations


7.    SUPPLEMENTAL CASH FLOW INFORMATION

     No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2006.

     During the three months ended March 31, 2006, the Company received $2,000 from the exercise of stock options, and $26,000 from a subscription receivable from the issuance of 2,600,000 shares of common stock upon the exercise of stock options.

     During the year ended December 31, 2003, the Company:

     - acquired furniture and equipment in exchange for an increase in related party accounts payable of $67,705.

     During the year ended December 31, 2002 the Company:

     - acquired furniture and equipment in exchange for an increase in related party accounts payable of $11,167.

     - issued 5,968,200 shares of common stock in settlement of $2,842 of debt.

8.    INVENTORY

     Inventories consist:


			  MARCH 31,	DECEMBER 31,
			    2006	    2005
			----------	----------
Raw materials		$   26,720	$   26,720
Work-in-process		   197,204	   229,753
Finished goods		   244,694	   135,323
			----------	----------
Total inventory		$  468,618	$  391,796
			==========	==========




     Inventories consist of the raw materials necessary to make Wellstone's proprietary filter as well as finished filters. Inventories are valued at the lower of cost or market.

9.    LIQUIDITY

     The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 with shipments of all brand styles to Arizona, Louisiana, North Carolina and Virginia and has partnered with a major supplier of convenience stores in the Southeastern United States to carry the Wellstone brand family. Even though the Company has begun to ship cigarettes, it continues to have a deficit in working capital and stockholders' deficit, and continues to incur losses.

     On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note. In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of March 31, 2006, the Company had cash and a certificate of deposit totaling $138,283. If necessary, management believes the Company will be able to raise sufficient working capital to meet its needs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

When used in this Form 10-QSB the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the "Risks and Uncertainties" set forth below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB that the Company will file subsequent to this Quarterly Report on Form 10-QSB and any Current Reports on Form 8-K filed by the Company.


WELLSTONE'S STRATEGIC DIRECTION

      Following a review of the tobacco market and cigarette industry, Wellstone determined to manufacture and produce its own brand of cigarettes. In connection with such plan, Wellstone has developed packaging materials and tobacco blends for a full line of cigarettes, including regular, smooth blue and menthol. Our strategy and objective is to offer an ultra-premium product at a value price.

      Wellstone has received approval from the Federal Trade Commission (FTC) and the National Association of Attorneys Generals (NAAG) and has been added to the list of approved brands in thirty one states. We are in the process of being added to the list of approved brands in all fifty states and hope to be approved in 2006. Wellstone has signed a multi-year manufacturing contract with US Flue-Cured Tobacco for production. With the exception of filters, US Flue-Cured will procure all materials, manufacture, package, and ship to order. The company believes US Flue-Cured's annual manufacturing capacity is sufficient to meet its short and long-term needs. Filters will be sourced from the largest domestic filter manufacturer, as well as several European alternatives. Tobacco leaves and filter compound material is readily available through a variety sources.

      Subject to regulatory approval, we intend to offer what we consider to be a "Potentially Reduced Exposure Product" or "PREP" or products within the price value segment of the market. The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 with shipments of all brand styles to Arizona, Louisiana, North Carolina and Virginia. Wellstone is investigating the international potential of its proprietary compound, especially in Europe, Africa, and Asia where smoking levels are much higher than in the United States and Canada. We are also considering one or more acquisitions if such can be synergistic with our current business, but no agreements have been reached for any acquisitions.

      We believe that our brand of cigarettes are lower in toxins and do not compromise the pleasurable effects of smoking. Wellstone's strategic plan as well as its philosophy is based on two assumptions: first, quitting smoking can be difficult and second, many smokers do not concentrate on cigarette tar levels. In 2002, according to industry reports, 64% of all cigarettes sold in the United States were high (more than 10 mg) in tar. Wellstone believes that part of the reason smokers prefer high tar cigarettes is because of taste. Wellstone's goal is to reduce toxins and certain associated carcinogens without affecting the cigarettes' taste. We believe smokers will try Wellstone for its lower price, and come back for its taste.

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

      We intend to sell and market our own cigarette brand and to sell filters directly to manufacturers to be integrated into their own cigarette brands. Management has determined that manufacturing and distributing a Wellstone line of cigarettes will be in the best interests of its stockholders, particularly if Wellstone is able to successfully market its brand. The successful launch of a Wellstone brand should add significant value to the Company. More importantly, the success of a Wellstone brand will, it is anticipated, lead the way for other manufacturers to utilize the filter in their own cigarettes under a Wellstone license. We also intend develop to our own "make your own" as well as enter into the small cigar market.


OVERVIEW

      Wellstone has relocated from New York to North Carolina to avail itself of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. The office space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina, approximately 20 miles from Durham. In furtherance of its marketing plans, the Company:

	- Designed packaging to reflect the benefits of the Wellstone filter.

	- Retained Signal Design, Inc. of Durham, North Carolina to assist in developing a comprehensive brand strategy and marketing campaign.

	- Has received results from an independent FTC testing facility that confirm the Company's expectations for their patented filter technology.

	- Hired independent sales consultants and are negotiating with several more.

	- Enter into an agreement with U.S. Flue-Cured Tobacco Growers, Inc. to manufacture Wellstone's product line.

	- Received FTC advertising approval and rotation warning approval

	- Wellstone  brand   approved  by  Settling  States  under  the  Master
	  Settlement Agreement

	- Has formulating distribution plans and begun shipping cigarettes.


RESULTS OF OPERATIONS

      On January 5, 2006, the Company announced that it launched its Wellstone brand in the United States with shipments to several states resulting in revenue of $48,846 for the period ended March 31, 2006. On April 5, 2006, the Company announced that a major supplier to convenience stores in the Southeastern United States has agreed to carry all styles of the Wellstone brand and secure orders using its sales organization. Wellstone believes that it will be able to secure additional suppliers who will carry all styles of the Wellstone brand family and that it will ship to additional states during the second quarter of 2006 with sales to all states by the end of the year. Wellstone shipped product to Central and South America during the third quarter of 2005 for promotional and consumer trial purposes only. Prior to January 2006 Wellstone had received no revenue. Our operations primarily consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes.

      The loss of $583,450 for the month ended March 31, 2006 is primarily the result of general and administrative expenses of $426,306 and interest expense $153,606. General and administrative expenses include employee wages of $185,700, research and development expenses of $12,000 and promotional material of $43,189. The loss of $5,121,119 for the three months ended March 31, 2005 is primarily the result of the issuance of 4,000,000 shares of common stock, valued at $4,080,000 for consulting services and 500,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company, as well as research and development cost, employee wages, and interest expense and other legal and professional fees.


LIQUIDITY AND CAPITAL RESOURCES

      We began shipping cigarettes in the US during January 2006 with shipments to several states resulting in revenue of $48,846 for the three months ended March 31, 2006. Wellstone is currently in conversations with tobacco distributors in Europe, Asia, and Africa.

      On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

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

      Our activities to date have been limited to seeking capital; seeking sources of supply and development of a business plan. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. The Company will be required to engage in debt or equity transactions to satisfy cash needs over the next twelve months, and Management believes that it will be able to raise the required funds for operations from one or more future offerings and to affect our business plan. However, there can be no assurances to that effect because our ability to raise significant amounts of financing will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.


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

We are still in the Research and Development Stage and have not received any significant revenues.

      To date, Wellstone's activities have been limited to research and development, product testing and initial marketing. We have not received any significant revenues or income since inception and, even though sales and marketing of the Wellstone brand have begun in January 2006, Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

The report of our independent registered public accounting firm included in the audited financials in our most recent Annual Report on Form 10-KSB contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

       As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December 31, 2005 consolidated financial statements included in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 11, 2006, an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital.

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

       Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management determined that material weaknesses in our internal control over financial reporting existed as of March 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected.

      If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Please see Item 3 - Controls and Procedures for more information regarding the measures implemented in the quarter ended March 31, 2006, as well as those that we intend to implement throughout 2006. Each remedy is designed to remediate the deficiencies in our internal controls. In addition, even after the remedial measures discussed in
Item 3 - Controls and Procedures are fully implemented, our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, De Joya Griffith & Co, our independent registered public accounting firm, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

      The deficiencies in our internal controls related to accounting for equity transactions, including the issuance of stock and stock options for services. The disclosure controls deficiencies related to the statement of stockholders equity and footnote disclosure of information required by U.S. generally accepted accounting principles. The adjustments to record the issuances of stock and stock options for services or compensation and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Form 10-KSB, filed with the Securities and Exchange Commission on April 11, 2006. Based on our evaluation and the deficiencies identified above, we concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our staff as well as required notices provided to senior management simultaneous with all equity issuances. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are implementing the following controls and procedures to ensure that future issuances of securities are properly disclosed on Current Reports and included in and reflected on Quarterly and Annual Reports:


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




                          PART II.  OTHER INFORMATION

Item 6.EXHIBITS

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


                                  SIGNATURES

    Pursuant to the requirements the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WELLSTONE FILTERS, INC.



Date: May 15, 2006

					By /s/ Learned J. Hand
					-----------------------------
					Learned J. Hand
					Chief Executive Officer
					(Principal Executive Officer)

					By /s/ Samuel Veasey
					-----------------------------
					Samuel Veasey
					Chief Financial Officer
					(Principal Financial Officer)