Form 10QSB/A
period 2006-03-31
WELLSTONE FILTERS INC /DE/
filed 2006-05-16
CIK 1092802

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                                                     Yes  [ ] No  [X]

     The number of shares outstanding of the issuer's classes of Common Stock, as of May 11, 2006.

Common Stock, $.001 par value                                       260,842,991
Title of Class                                     Number of Shares outstanding
                                                             at  March 31, 2006

Transitional Small Business Format      Yes  [ ] No  [X]


			    EXPLANATORY NOTE

      Wellstone Filters, Inc. is filing this Amendment No. 1 on Form 10-QSB/A to Wellstone Filters, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2006 (the "Original Form 10-QSB"), in order to amend the cover page on which there had been a disclosure mistake during the filing process. The following items on the cover page have been amended:

      The box for "Indicate by check mark whether the registrant is a shell company" should have been checked "No," not "Yes."

      The box for "Transitional Small Business Format" should have been checked "No," not "Yes."

      Although this Form 10-QSB/A contains the Original Form 10-QSB in its entirety, it amends only the cover page. This Form 10-QSB/A continues to speak as of May 15, 2006.


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



Date: May 16, 2006

					By /s/ Learned J. Hand
					-----------------------------
					Learned J. Hand
					Chief Executive Officer
					(Principal Executive Officer)

					By /s/ Samuel Veasey
					-----------------------------
					Samuel Veasey
					Chief Financial Officer
					(Principal Financial Officer)