Form 10QSB
period 2006-06-30
WELLSTONE FILTERS INC /DE/
filed 2006-08-14
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

                 For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
				                             Yes [ ] No [X]

The number of shares outstanding of the issuer's classes of Common Stock, as of August 15, 2006.

Common Stock, $.001 par value                                       10,433,760
Title of Class                                     Number of Shares outstanding
                                                             at  June 30, 2006

Transitional Small Business Format                   	   Yes  [ ] No  [X]



ITEM 1. FINANCIAL STATEMENTS

                            WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED BALANCE SHEETS



									       UNAUDITED	 AUDITED
									      -----------      -----------
									        June 30,       December 31,
										  2006             2005
									      ===========	===========



Assets
Current Assets

    Cash and cash equivalents       					    $    41,782           $   233,426

    Accounts receivable           						220,826                     -

    Inventory                  						        591,500               391,796
									    -----------	  	  -----------


        Total current assets        						854,108               625,222

    Furniture and equipment, net     						 10,709                13,336
									    -----------	          -----------


        Total Assets                  					     $  864,817           $   638,558
									     ===========	  ===========



LIABILITIES
Current Liabilities
	Current portion of long term debt                		    $ 1,287,500           $ 1,032,500

 	Accounts payable                                   		        487,297               350,076

 	Related party accounts payable                       			 40,584                40,584

 	Accrued expenses                                    			830,589               542,755

 	Notes payable to affiliate                           			 59,200                59,200
									    -----------	          -----------


      		Total current liabilities                    		      2,705,170             2,025,115

Long-Term Liabilities
 	Notes payable net of unamortized debt discount
	of $212,500 and $467,500 respectively				      2,037,500             1,032,500

 	Less: current maturity of long term debt        		     (1,287,500)           (1,032,500)
									    -----------	          -----------

 	Long term debt                                      			750,000                     -

      		Total liabilities                            		      3,455,170             2,025,115
									    ===========	          ===========


STOCKHOLDERS' EQUITY (DEFICIT)
 	Preferred stock, $.001 par value, 1,000,000 shares authorized;
		no shares issued and outstanding                                      -		            -

 	Common stock, $.001 par value, 100,000,000 shares authorized:
		10,433,760 and 10,409,760 outstanding respectively               10,434                10,434

 	Additional paid in capital                                           28,254,012    	   28,252,012

 	Subscription receivable									      (26,000)

	Accumulated deficit						    (30,854,799)	  (29,623,003)
									    -----------		  -----------

		Total stockholders' deficit				     (2,590,953)           (1,386,557)

	Total liabilities & equity  					     $  864,217           $   638,558
								             ===========	  ===========


The accompanying notes are an integral part of the financial statements.



                            WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED	  CUMULATIVE
                                                    June 30,			   June 30,		    AMOUNT
				           ----------------------------	   --------------------------- 	    SINCE
						    	     RESTATED	       		    RESTATED 	  INCEPTION
						2006	     2005	       2006	    2005        (FEB. 17, 1998)
					   ============	   ============	   ============  =============   =============
Revenues                                    $ 166,895       $       -       $ 215,741     $        -      $  215,741

   Cost of Sales                              192,046               -         232,430		   -	     232,430
					    ----------	    ----------	    ---------	  -----------	  ----------

   Gross Profit                               (25,151)              -         (16,689)             -         (16,689)


Expenses:
   General and administrative expense         467,066         349,914         905,294       5,259,960     29,650,736

   Research and development expense                -                -              -           67,389        239,474
                           		     ----------	    ----------	    ---------	  -----------	  ----------

   Loss from operations			     (492,217)       (349,914)       (921,983)     (5,259,960)   (29,667,425)


Interest Expense      			      156,128         143,684         309,812         287,368        947,899
				             ----------	    ----------	    ---------	  -----------	  ----------

   Loss before income taxes 		     (648,346)       (493,598)     (1,231,796)     (5,614,717)   (30,854,799)


   Income tax benefit			           -               -               -               -              -
					     ----------	    ----------	    ---------	  -----------	  ----------


   Net loss                               $  (648,346)      $(493,598)    $ 1,231,796)    $(5,614,717)  $(30,854,799)
					  ============	    ==========	  ============	  ============	=============



Basic and diluted weighted average number
of common shares outstanding               10,433,760      10,399,520      10,425,760      10,316,640
					   ==========	   ==========	   ==========	   ==========

Basic and Diluted Net Loss Per Share       $  (0.06)       $  (0.05)       $  (0.12)       $  (0.54)
					   ---------       ---------       ---------       ---------



The accompanying notes are an integral part of the financial statements.




                            WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

									   SIX MONTHS ENDED                CUMULATIVE
                                                                                JUNE 30,                      AMOUNT
                                                                                                              SINCE
                                                                                           RESTATED         INCEPTION
                                                                            2006             2005         (FEB. 17, 1998)
									============	============        ============

CASH FROM OPERATING ACTIVITY:
 NET INCOME/(LOSS)                                                      $(1,231,796)    $(5,614,717)        $(30,854,799)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES:

 	ISSUANCE OF COMMON STOCK FOR SERVICES                                    -        4,590,000           10,860,000

 	ISSUANCE OF STOCK OPTIONS FOR SERVICES                                   -                               654,946

 	ISSUANCE OF STOCK OPTIONS TO EMPLOYEES AS COMPENSATION                   -               -            15,475,000

 	AMORTIZATION OF DEBT DISCOUNT                                       255,000         255,000              807,500

 	DEPRECIATION                                                          2,628           2,195               14,886

 	RENTAL EXPENSE FORGIVEN BY OFFICER AND BOARD MEMBER                      -               -                29,400

 	LOSS ON DISPOSAL OF FURNITURE                                            -            4,457                1,795

 	(INCREASE) IN ACCOUNTS RECEIVABLE                                 (220,826)              -              (220,826)

 	(INCREASE) IN INVENTORY                                           (199,705)              -              (591,500)

 	INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                            137,221           (6,414)             487,297

 	INCREASE IN RELATED PARTY ACCOUNTS PAYABLE                           2,368               -                36,521

 	INCREASE IN ACCRUED EXPENSE                                        285,466          262,108              823,484
									------------	 ------------	      ------------

		 NET CASH USED IN OPERATING ACTIVITY                   $  (969,644)     $  (507,371)       $  (2,476,296)

CASH FLOW FROM INVESTING ACTIVITIES
   PURCHASE OF FIXED ASSETS                                                     -            (5,192)             (16,222)

CASH FLOWS FORM FINANCING ACTIVITIES:
   PROCEEDS FROM SALE OF COMMON STOCK                                       28,000            2,000              199,000

   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                      -                -                26,000

   PROCEEDS FORM LONG-TERM DEBT                                            750,000               -             2,250,000

   MEMBER CONTRIBUTION OF EQUITY                                                -                -                   100

   PROCEEDS FORM RELATED PARTY NOTES PAYABLE                                    -                -                59,200
									------------	------------	      ------------


 	NET CASH PROVIDED FROM FINANCING ACTIVITIES                        778,000            2,000            2,534,300

	NET INCREASE/(DECREASE) IN CASH AND CANS EQUIVALENTS              (191,644)        (510,563)              41,782
								        ------------	------------	      ------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           233,426        1,431,088                   -

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     41,782      $   920,525          $    41,782
								      ==============    =============        =============


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

	Wellstone  Filters,  LLC  (Wellstone)  was  organized  as  a  Delaware  limited
	liability  company  on  February 17, 1998 (date of inception). On May 25, 2001,
	Wellstone  Filters, Inc. (formerly  Farallon  Corporation)  (the  "Registrant")
	acquired Wellstone  pursuant  to  an  Agreement and Plan of Reorganization (the
	Agreement),  dated  as of May 25, 2001. The  Registrant  acquired  all  of  the
	outstanding membership  interest  of Wellstone, in exchange 2,800,000 shares of
	the Registrant's Common Stock. This  transaction was accounted for as a reverse
	acquisition. All share amounts are after  giving  effect  to  a 5-for-1 forward
	stock  split  effected in July 2003, a .40 for one stock dividend  effected  in
	October 2003 and a 3-for-1 forward stock split effected in September 2004 and a
	1-for-25 reverse split effective June 2006.

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

	The Company restated its consolidated balance sheet as of June 30, 2005 and its
	consolidated statement of operations for the six months ended June 30, 2005 and
	three months ended March 31, 2005, and its consolidated statement of cash flows
	for the same periods. This restatement  relates  to  the  issuance  of  180,000
	shares  of common stock for services that were not recorded in the consolidated
	financial  statements included in the original Form 10-QSB for the period ended
	June 30, 2005  and March 31, 2005 that was filed on August 15, 2005 and May 16,
	2005 respectively  (see Note 6). The Company originally did not account for the
	issuance of these common  shares. 160,000 shares of common stock were issued to
	an unrelated individual as certain compensation for consulting services that he
	provided to the Company and  20,000  shares  of common stock were issued to the
	brother of the Company's Chief Executive Officer  for  legal  services  that he
	provided  to  the  Company. The Company has restated the consolidated financial
	statements to record  the  issuance of the common shares at their fair value on
	the date of issuance

3. 	RELATED PARTY TRANSACTIONS

	During the six months ended  June 30, 2005, the Company issued 20,000 shares of
	common  stock, valued at $510,000,  to  the  brother  of  the  Company's  Chief
	Executive Officer for legal services that he provided to the Company.

	The related  party notes payable consist of loans from officers of the Company.
	The amounts are  unsecured,  bearing  interest  at  8%  and  are due on demand.
	Accrued  interest  on the notes was $22,831 and $20,463 at June  30,  2006  and
	December 31, 2005, respectively.

	Related party accounts payable include amounts due to an officer of the Company
	and the brother of an officer of the Company.

4. 	STOCK-BASED COMPENSATION

	The  Company  accounts  for  stock  options  granted  to  employees  under  the
	recognition and  measurement  principles  of APB Opinion No. 25, Accounting for
	Stock Issued to Employees, and related Interpretations,  and  has  adopted  the
	disclosure-only  provisions  of  Statement  of  Financial  Accounting Standards
	(SFAS)  NO.  123,  "Accounting  for Stock-Based Compensation." Accordingly,  no
	compensation  cost is recognized in  the  financial  statements,  when  options
	granted under those  plans  have an exercise price equal to or greater than the
	market value of the underlying  common  stock  on the date of grant. Because no
	stock options or warrants vested during the six  months ended June 30, 2006 and
	2005, pro forma net loss and net loss per share is the same as the net loss and
	net loss per share as reported.

5. 	WEIGHTED AVERAGE SHARES

	The  computation of basic earnings (loss) per common  share  is  based  on  the
	weighted average number of shares outstanding during each year.

	The computation  of  diluted earnings per common share is based on the weighted
	average number of common  shares  outstanding  during the year, plus the common
	stock  equivalents  that would arise from the exercise  of  stock  options  and
	warrants outstanding,  using  the  treasury stock method and the average market
	price per share during the year. Options  to  purchase  1,409,000 and 1,145,000
	shares  of common stock at prices ranging from $.0175 to $.25  per  share  were
	outstanding  at June 30, 2006 and 2005, respectively, but were excluded for the
	calculation of  diluted  earnings  per  share  because  the effect of the stock
	options was anti- dilutive.

6. 	COMMON STOCK

	During the six months ended June 30, 2006, the Company issued  24,000 shares of
	common  stock  upon  the  exercise  of  stock  options at an exercise price  of
	$.08333. During the six months ended June 30, 2005,  the Company issued 180,000
	shares  of  common  stock  to  an  unrelated  individual  as  compensation  for
	consulting  services  and 20,000 shares of common stock to the brother  of  the
	Company's Chief Executive  Officer  for  legal services that he provided to the
	Company. These shares were valued at $25.50  based  on the closing price of the
	Company's  common  stock  on the date of issuance and resulted  in  a  non-cash
	expense  of  $4,590,000.  This   amount   is   reflected  in  the  general  and
	administrative expense in the condensed consolidated  statement  of operations.
	In  addition,  the  Company  issued  104,000  shares  of common stock upon  the
	exercise of stock options at an exercise price of $.25  and  24,000  shares  of
	common  stock  upon  the  exercise  of  stock  options  at an exercise price of
	$.083333.

7. 	SUPPLEMENTAL CASH FLOW INFORMATION

	No  amounts  were  paid  for interest or income taxes during  the  period  from
	February 17, 1998 (date of inception) to June 30, 2006.

	During the six months ended June 30, 2006, the Company received $2,000 from the
	exercise of stock options,  and $26,000 from a subscription receivable from the
	issuance of 104,000 shares of common stock upon the exercise of stock options.

        DURING THE YEAR ENDED DECEMBER 31, 2003, THE COMPANY:

	- acquired furniture and equipment in exchange for an increase in related party
	accounts payable of $67,705.

        DURING THE YEAR ENDED DECEMBER 31, 2002 THE COMPANY:

	- acquired furniture and equipment in exchange for an increase in related party
	accounts payable of $11,167.

	- issued 238,728 shares of common stock in settlement of $2,842 of debt.

8. 	INVENTORY

	Inventories consist:


                          June 30,     DECEMBER 31,
                            2006            2005
                        ----------      ----------
Raw materials           $   26,719      $   26,720
Work-in-process            313,455         229,753
Finished goods             251,326         135,323
                        ----------      ----------
Total inventory         $  591,500      $  391,796
                        ==========      ==========



	Inventories consist of the raw materials necessary to make Wellstone's
	proprietary filter as well as finished filters. Inventories are valued at the
	lower of cost or market.

9. 	LIQUIDITY

	The Company launched its Wellstone  brand  of  cigarettes  in the United States
	during the first quarter of 2006 and has shipped all brand styles  to  Arizona,
	Louisiana,  North Carolina, Virginia and California.  Additionally, the Company
	has partnered  with several suppliers of convenience stores in the Southeastern
	and the West Coast  to  carry  the  Wellstone  brand  family.  Even  though the
	Company's  net  revenue  increased  241%  for the second quarter over the first
	quarter  it continues to have a deficit in working  capital  and  stockholders'
	deficit, and continues to incur losses.

	Wellstone  Filters,  Inc.  received  $250,000  from  the  Carlson  Group, Ltd.,
	pursuant to a promissory note, dated May 17, 2006. This Note is not  associated
	with  the  prior  promissory notes which had been issued in 2006 and 2004.  The
	Company borrowed the  principal  amount  of $250,000, at an interest rate of 8%
	per annum, due in full on December 31, 2007. In addition to the stated interest
	rate, the Company shall also pay to the Lender an amount equal to the lesser of
	(a) $25,000 or (b) 3% of the net profits after  taxes as of September 30, 2007,
	to be payable simultaneously with the principal and  interest  due  on December
	31,  2007. If a portion of the principal or interest is paid prior to  December
	31, 2007,  the calculation of the additional amount shall be adjusted pro-rata.
	In the event  of  a  default  under  the note when due, then the Lender, at its
	election, may declare the entire unpaid  principal  and  all accrued but unpaid
	interest, immediately due and payable. The maximum additional  amount  that the
	Company  shall  pay  is $25,000, and such amount is due on the maturity of  the
	Note.

	On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson
	Group, Ltd., pursuant  to  a promissory note, dated January 25, 2006. This Note
	is not associated with the prior promissory note which had been issued in 2004.
	The Company borrowed the principal  amount  of $500,000, at an interest rate of
	8%  per annum, due in full on December 31, 2007.  In  addition  to  the  stated
	interest  rate, the Company shall also pay to the Lender an amount equal to the
	lesser of (a)  $25,000 or (b) 3% of the net profits after taxes as of September
	30, 2007, to be  payable  simultaneously with the principal and interest due on
	December 31, 2007. If a portion  of  the principal or interest is paid prior to
	December 31, 2007, the calculation of  the  additional amount shall be adjusted
	pro-rata. In the event of a default under the  note  when due, then the Lender,
	at its election, may declare the entire unpaid principal  and  all  accrued but
	unpaid  interest,  immediately  due and payable. The maximum additional  amount
	that the Company shall pay is $25,000,  and  such amount is due on the maturity
	of the Note. In October 2004 the Company entered into an agreement with another
	fund under which it received $1.5 million in debt  financing  plus warrants. As
	of  June  31, 2006, the Company had cash and a certificate of deposit  totaling
	$138,283. If  necessary,  management believes the Company will be able to raise
	sufficient working capital to meet its needs.

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

Wellstone has received approval from the Federal Trade Commission (FTC) and the National Association of Attorneys Generals (NAAG) and has been added to the list of approved brands in forty five states. We are in the process of being added to the list of approved brands in all fifty states and hope to be approved in 2006. Wellstone has signed a multi-year manufacturing contract with US Flue-Cured Tobacco for production. With the exception of filters, US Flue-Cured will procure all materials, manufacture, package, and ship to order. The company believes US Flue-Cured's annual manufacturing capacity is sufficient to meet its short and long-term needs. Filters will be sourced from the largest domestic filter manufacturer, as well as several European alternatives. Tobacco leaves and filter compound material is readily available through a variety sources.

Subject to regulatory approval, we intend to offer what we consider to be a "Potentially Reduced Exposure Product" or "PREP" or products within the price value segment of the market. The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 and has shipped all brand styles to Arizona, Louisiana, North Carolina, Virginia and California. Wellstone is investigating the international potential of its proprietary compound, especially in Europe, Africa, and Asia where smoking levels are much higher than in the United States and Canada. The Company continues to considering one or more acquisitions if such can be synergistic with our current business, but no agreements have been reached for any acquisitions.

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

	- Received FTC advertising approval and rotation warning approval.

	- Wellstone brand approved by Settling States under the Master Settlement Agreement.

	- Has formulating distribution plans and begun shipping cigarettes.

RESULTS OF OPERATIONS

On January 5, 2006, the Company announced that it launched its Wellstone brand in the United States with shipments to several states resulting in revenue of $215,741 for the six months ended June 30, 2006. On April 5, 2006, the Company announced that a major supplier to convenience stores in the Southeastern United States has agreed to carry all styles of the Wellstone brand and secure orders using its sales organization. Wellstone has been able to secure additional suppliers to carry all styles of the Wellstone brand family and that it will ship to additional states during the third quarter of 2006 with sales to most states by the end of the year. Wellstone shipped product to Central and South America during the third quarter of 2005 for promotional and consumer trial purposes only. Prior to January 2006 Wellstone had received no revenue. Our operations primarily consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes.

The Company had a loss of $ 1,231,796 for the six month ended June 30, 2006. The loss is primarily the result of general and administrative expenses of $905,294 and interest expense $309,812. General and administrative expenses include employee wages of $487,000 and promotional material of $43,189. The loss of $5,614,717 for the six months ended June 30, 2005 is primarily the result of the issuance of 160,000 shares of common stock, valued at $4,080,000 for consulting services and 20,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company, as well as research and development cost, employee wages, and interest expense and other legal and professional fees.

During the three months ended June 30, 20065 the Company had a loss of $ 648,346. The loss is primarily the result of general and administrative expenses of $156,128 and interest expense $156,125. General and administrative expenses include employee wages of $259,000. The loss of $493,598 for the three months ended June 30, 2005 is primarily the result of administrative expense of $349,914 and interest of $143,684.

LIQUIDITY AND CAPITAL RESOURCES

We began shipping cigarettes in the US during January 2006 with shipments to several states resulting in revenue of $215,741 for the six months ended June 30, 2006. Wellstone is currently in conversations with tobacco distributors in Europe, Asia, and Africa.

The Company received $250,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated May 17, 2006. This Note is not associated with the prior promissory notes that the Company issued in 2006 (as further described herein) and 2004. The Company borrowed the principal amount of $250,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

The Company also received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or
(b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management determined that there were no material weaknesses in our internal control over financial reporting as of June 30, 2006. A material weakness is a control deficiency, or combination of control deficiencies that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected.

If we are unable to maintain our internal controls, our ability to report our financial results on a timely and accurate basis could be adversely affected, which could have a material adverse effect on our ability to operate our business. Please see Item 3 - Controls and Procedures for more information regarding the measures implemented in the quarter ended March 31, 2006, as well as those that we intend to implement throughout 2006. Each remedy is designed to remediate the deficiencies in our internal controls. In addition, even after the remedial measures discussed in Item 3 - Controls and Procedures are fully implemented, our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

No cash dividends have been paid and we do not anticipate that we will pay any dividends in the future.

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

"Penny Stock" rules could make it hard to resell your shares.

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

In addition, the Penny Stock rules limit trading of securities not traded on NASDAQ or a recognized stock exchange, or securities which do not trade at a price of $5.00 or higher, in that brokers making trades in those securities must make a special suitability determination for purchasers of the security, and obtain the purchaser's consent prior to sale. The application of these rules may make it difficult for shareholders to resell their shares.

As the holders of a significant amount of common stock of Wellstone, management and its affiliates have, and will have, substantial influence over Wellstone, and such affiliates may have interests which differ from other holders.

Members of management, and their affiliates, own 7,538,320 shares of common stock, on a fully diluted basis, or 65.7% of the common stock. As such, such individuals have substantial influence and control over matters voted upon by stockholders (such as the election of the directors to the Board of Directors of Wellstone, mergers and sale of assets involving Wellstone and other matters upon which stockholders of Wellstone vote). This power, in turn, gives them substantial control over the business and operations of Wellstone.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, De Joya Griffith & Co, our independent registered public accounting firm, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The deficiencies in our internal controls related to accounting for equity transactions, including the issuance of stock and stock options for services. The disclosure controls deficiencies related to the statement of stockholders equity and footnote disclosure of information required by U.S. generally accepted accounting principles. The adjustments to record the issuances of stock and stock options for services or compensation and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Form 10-KSB, filed with the Securities and Exchange Commission on April 11, 2006. Based on our evaluation and the deficiencies identified above, we concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.



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



Date: August 14, 2006

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