Form 10QSB
period 2006-09-30
WELLSTONE FILTERS INC /DE/
filed 2006-11-16
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

               For the quarterly period ended September 30, 2006

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



                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.



                                Yes [ ] No [X]

The number of shares outstanding of the issuer's classes of Common Stock, as of November 14, 2006.



Common Stock, $.001 par value                                       10,433,760
Title of Class                                     Number of Shares outstanding
                                                         at  September 30, 2006

Transitional Small Business Format      Yes  [ ] No  [X]












ITEM 1. FINANCIAL STATEMENTS

                            WELLSTONE FILTERS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)



                          CONSOLIDATED BALANCE SHEETS

                                                                                    UNAUDITED             AUDITED
                                                                                AS OF SEPTEMBER 30,  AS OF DECEMBER 31,
                                                                                       2006                2005
                                                                                ------------------   ------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                       $      1,471     $    233,426
    Accounts receivable                                                                  227,074		-
    Inventory                                                                            589,899	  391,796
										     -----------      -----------
         Total current assets                                                            818,443	  625,222
    Furniture and equipment, net                                                           9,090	   13,336
										     -----------      -----------
    Total Assets                                                                    $    827,534     $    638,558
                                                                                     ===========      ===========
LIABILITIES
Current Liabilities
    Current portion of long term debt                                               $  1,415,000     $  1,032,500
    Accounts payable                                                                     579,177	  350,076
    Related party accounts payable                                                        55,584	   40,584
    Accrued expenses                                                                     995,731	  542,755
    Notes payable to affiliate                                                            59,200	   59,200
                                                                                     -----------      -----------
	 Total current liabilities                                                     3,104,692	2,025,115
    Long-Term Liabilities								       -                -
    Notes payable net of unamortized debt discount
    of $85,000 and $467,500 respectively                                               2,165,000	1,032,500
    Less: current maturity of long term debt                                          (1,415,000)      (1,032,500)
                                                                                      -----------      -----------
    Long term debt                                                                       750,000		-
        Total liabilities                                                              3,854,692	2,025,115

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 1,000,000 shares authorized:
    no shares issued and outstanding                     				       -                -
    Common stock, $.001 par value, 100,000,000 shares authorized:
    10,433,760 and 260,442,991 outstanding respectively                                   10,843           10,434
    Additional paid in capital                                                        28,253,603       28,252,012
    Subscription receivable                                                                               (26,000)
    Accumulated deficit                                                              (31,291,604)     (29,623,003)
										     -----------      -----------
    Total stockholders' deficit                                                       (3,027,158)      (1,386,557)
    Total liabilities & equity                                                        $  827,534       $  638,558
									             ===========       ===========


The accompanying notes are an integral part of the financial statements.

                            WELLSTONE FILTERS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)



                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)




                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED      CUMULATIVE
                                                                    SEPTEMBER 30              SEPTEMBER 30           AMOUNTS
                                                                 ------------------         -----------------     -------------
														       SINCE
                                                                 2006          2005       2006          2005         INCEPTION
                                                                             (RESTATED)               (RESTATED)    (FEB. 1998)
							      -----------   -----------   -----------  ----------   -----------
Revenues                                                      $     6,475   $         -   $   252,769  $        -   $   252,769
                                                                        -
Cost of Sales                                                       6,723             -       269,707           -       269,707
							      -----------   -----------   -----------  ----------   -----------
Gross Profit                                                         (248)            -       (16,938)          -       (16,938)

Expenses:
   General and administrative expense                             277,873      465,716     1,173,114   5,723,676    29,930,814
   Research and development expense				        -            -        10,053      67,389       237,269
                                                              -----------   -----------   -----------  ----------   -----------
   Loss from operations                                          (278,121)    (465,716)   (1,200,105) (5,791,065)  (30,185,021)

Interest Expense                                                  158,684      143,684       468,496     431,052     1,106,583
							      -----------   -----------   -----------  ----------   -----------
   Loss before income taxes                                      (436,805)    (609,400)   (1,668,602) (6,222,117)  (31,291,604)
   Income tax benefit							-            -             -           -             -
     Net loss                                                 $  (436,805)  $ (609,400)  $(1,668,602)$(6,222,117) $(31,291,604)
							      ============  ===========  ============ ===========  ============

Basic and diluted weighted average number of common shares     10,433,760  260,243,000    10,433,760 257,915,000	      -
outstanding                                                   ============  ===========  ============ ===========  ============
Basic and Diluted Net Loss Per Share                          $     (0.04)    $ (0.00)        $(0.16)     $(0.02)	      -
                                                              ------------  -----------  ------------ -----------  ------------





The accompanying notes are an integral part of the financial statements.















                            WELLSTONE FILTERS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)



                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)



                                                                         NINE MONTHS ENDED                 CUMULATIVE
                                                                           SEPTEMBER 30                       AMOUNT
									 -----------------	         -------------
			      									             SINCE
                                                                     2006                2005              INCEPTION
                                                                                       RESTATED         (FEB. 17, 1998)
CASH FROM OPERATING ACTIVITY:					   ------------        ------------     ---------------
    Net income/(loss)                                              $(1,668,602)        $(6,222,117)     $  (31,291,604)
    Adjustments to reconcile net loss to net cash used in
   operating activities:
       Issuance of common stock for services                                  -          4,590,000          10,860,000
       Issuance of stock options for services                                 -                                654,946
       Issuance of stock options to employees as compensation                 -                  -          15,475,000
       Amortization of debt discount                                    382,500            382,500             935,000
       Depreciation                                                       4,247              3,662              16,504
       Rental expense forgiven by officer and board member                    -                  -              29,400
       Loss on disposal of furniture                                          -              2,007               1,795
       (Increase) in accounts receivable                              (227,074)                  -            (227,075)
       (Increase) in inventory                                        (198,104)           (54,566)            (589,899)
       Increase/(decrease) in accounts payable                          229,101           (88,916)             579,176
       Increase in related party accounts payable                        17,368                  -              50,338
       Increase in accrued expense                                      450,608            393,162             989,311
							           ------------       ------------       -------------
          Net cash used in operating activity                     $  (1,009,955)       $  (846,436)      $   2,516,607)

CASH FLOW FROM INVESTING ACTIVITIES                                           -
    Purchase of fixed assets                                                  -             (5,192)            (16,222)

CASH FLOWS FORM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                   28,000              2,000             199,000
    Proceeds from exercise of stock options                                   -                  -              26,000
    Proceeds form long-term debt                                        750,000                  -           2,250,000
    Member contribution of equity                                             -                  -                 100
    Proceeds form related party notes payable                                 -                  -              59,200
								   ------------        -----------       -------------
    Net cash provided from financing activities                         778,000              2,000           2,534,300

    Net increase/(decrease) in cash and cans equivalents               (231,955)          (849,628)              1,471
								   ------------        -----------       -------------
Cash and cash equivalents at beginning of period                        233,426          1,431,088                   -

Cash and cash equivalents at end of period                         $      1,471       $    581,460       $       1,471
        							   ============        ===========       =============






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

2. RESTATED FINANCIAL STATEMENTS

The Company restated its consolidated balance sheet as of September 30, 2005 and its consolidated statement of operations for the nine months ended September 30, 2005, the six months ended June 30, 2005 and three months ended March 31, 2005, and its consolidated statement of cash flows for the same periods. This restatement relates to the issuance of 180,000 shares of common stock for services that were not recorded in the consolidated financial statements included in the original Form 10-QSB for the period ended June 30, 2005 and March 31, 2005 that was filed on August 15, 2005 and May 16, 2005respectively (see Note 6). The Company originally did not account for the issuance of these common shares. 160,000 shares of common stock were issued to an unrelated individual as certain compensation for consulting services that he provided to the Company and 20,000 shares of common stock were issued to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. The Company has restated the consolidated financial statements to record the issuance of the common shares at their fair value on the date of issuance

3. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, the Company issued 20,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company.

The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $24,015 and $20,463 at September 30, 2006 and December 31, 2005, respectively.

Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.

4. STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) NO. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Because no stock options or warrants vested during the nine months ended September 30, 2006 and 2005, pro forma net loss and net loss per share is the same as the net loss and net loss per share as reported.

5. WEIGHTED AVERAGE SHARES

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 1,409,000 and 1,145,000 shares of common stock at prices ranging from $.0175 to $.25 per share were outstanding at September 30, 2006 and 2005, respectively, but were excluded for the calculation of diluted earnings per share because the effect of the stock options was anti- dilutive.

6. COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 24,000 shares of common stock upon the exercise of stock options at an exercise price of $.08333. During the nine months ended September 30, 2005, the Company issued 180,000 shares of common stock to an unrelated individual as compensation for consulting services and 20,000 shares of common stock to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. These shares were valued at $25.50 based on the closing price of the Company's common stock on the date of issuance and resulted in a non-cash expense of $4,590,000. This amount is reflected in the general and administrative expense in the condensed consolidated statement of operations. In addition, the Company issued 104,000 shares of common stock upon the exercise of stock options at an exercise price of $.25 and 24,000 shares of common stock upon the exercise of stock options at an exercise price of $.083333.

7. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2006.

During the nine months ended September 30, 2006, the Company received $2,000 from the exercise of stock options, and $26,000 from a subscription receivable from the issuance of 104,000 shares of common stock upon the exercise of stock options.

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

8. INVENTORY

Inventories consist:


                          September 30,  December 31,
                            2006            2005
                        ----------      ----------
Raw materials           $   26,720      $   26,720
Work-in-process            313,455         229,753
Finished goods             249,724         135,323
                        ----------      ----------
Total inventory         $  589,899      $  391,796
                        ==========      ==========



Inventories consist of the raw materials necessary to make Wellstone's proprietary filter as well as finished filters. Inventories are valued at the lower of cost or market.

9. LIQUIDITY

The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 and has shipped all brand styles to Arizona, Louisiana, North Carolina, Virginia and California. Additionally, the Company has partnered with several suppliers of convenience stores in the Southeastern and the West Coast to carry the Wellstone brand family. Even though the Company's net revenue increased 241% for the second quarter over the first quarter it continued to have a deficit in working capital and stockholders' deficit, and continued to incur losses. Although sales were increasing, the Company continued to suffer from a negative gross margin on its cigarettes; which was part of the Company's strategy to obtain market share and entry into the competitive cigarette marketplace. Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding. Faced with inadequate cash resources to fund the market introduction of its products, management determined to suspend further marketing activity.

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

On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note. In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of September 30, 2006, the Company had cash totaling $1,471. The Company has dismissed or accepted the resignation of all employees and officers except for its Chief Executive Officer, has vacated its corporate offices and otherwise drastically reduced its general and administrative costs pending a resolution of its liquidity problems. Management has not written down its accounts receivables as of September 30, 2006, because they are receivable from its principal supplier, US Flue Cured Tobacco and are offsetting.

10.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUSPENSION OF MARKETING PROGRAM

In the quarter ended September 30, 2006 the Company continued to suffer from a negative gross margin on its cigarettes; which was part of he Company's strategy to obtain market share and entry into the competitive cigarette marketplace.. Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding. Faced with inadequate cash resources to fund the market introduction of its products, management determined to suspend further marketing activity. As a result, sales in the quarter ended September 30, 2006 fell to only $6,475, and Wellstone does not forecast any significant sales for the remainder of the year until it is able to obtain financing. All employees and officers have been dismissed or have resigned except for the Company Chief Executive Officer. The Company is in negotiations with its suppliers for time to obtain financing and continue its business, but there is not a high probability that financing can be obtained that is not unduly dilutive to the Company shareholders.

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

The Company had a loss of $ 1,668,602 for the nine months ended September 30, 2006. The loss is primarily the result of general and administrative expenses of $1,173,114 and interest expense $468,496. General and administrative expenses include employee wages of $469,251 and promotional material of $44,573. The loss of $6,222,117 for the nine months ended September 30, 2005 is primarily the result of the issuance of 160,000 shares of common stock, valued at $4,080,000 for consulting services and 20,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company, as well as research and development cost, employee wages, and interest expense and other legal and professional fees.

During the three months ended September 30, 2006 the Company had a loss of $ 436,805. The loss is primarily the result of general and administrative
expenses   of   $277,873and   interest  expense  of   $158,684.   General   and
administrative expenses include employee wages of $148,394. The loss of $609,400 for the three months ended September 30, 2005 is primarily the result of administrative expense of $465,716 and interest of $143,684.

LIQUIDITY AND CAPITAL RESOURCES

We began shipping cigarettes in the US during January 2006 with shipments to several states resulting in revenue of $215,741 for the nine months ended September 30, 2006. Wellstone is currently in conversations with tobacco distributors in Europe, Asia, and Africa.

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

Our activities to date have been limited to seeking capital; seeking sources of supply and development of a business plan. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. The Company will be required to engage in debt or equity transactions to satisfy cash needs over the next twelve months, and Management believes that it will be able to raise the required funds for operations from one or more future offerings and to affect our business plan. However, there can be no assurances to that effect because our ability to raise significant amounts of financing will be dependent on favorable capital markets and obtaining a market for our products, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management determined that there were no material weaknesses in our internal control over financial reporting as of September 30, 2006. A material weakness is a control deficiency, or combination of control deficiencies that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The deficiencies in our internal controls related to accounting for equity transactions, including the issuance of stock and stock options for services. The disclosure controls deficiencies related to the statement of stockholders equity and footnote disclosure of information required by U.S. generally accepted accounting principles. The adjustments to record the issuances of stock and stock options for services or compensation and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Form 10-KSB, filed with the Securities and Exchange Commission on April 11, 2006. Based on our evaluation and the deficiencies identified above, we concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act. We have implementing the following controls and procedures to ensure that future issuances of securities are properly disclosed on Current Reports and included in and reflected on Quarter and Annual Reports:

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

                            WELLSTONE FILTERS, INC.


Date: November 16, 2006

                                        By /s/ Learned J. Hand
                                        -----------------------------
                                        Learned J. Hand
                                        Chief Executive Officer and
                                        Acting Chief Financial Officer
                                        Principal Executive and
                                        Financial Officer)