Form 10KSB
period 2006-12-31
WELLSTONE FILTERS INC /DE/
filed 2007-04-18
CIK 1092802

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                          to

			Commission file number 0-28161


                                WELLSTONE FILTERS, INC.
		 ----------------------------------------------------
                 (Exact name of small business issuer in its charter)

                  Delaware                           3-0619264
	  -------------------------------		-------------------
	  (State or other jurisdiction of		(I.R.S.  Employer
	  incorporation or organization)		Identification No.)

	300 Market Street, Suite 130-13,  Chapel Hill, North Carolina 27516
	-------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:             (919) 370-4408
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

                                                   YES  [X]        NO [ ]

        Check if there is no disclosure of delinquent  filers  in  response  to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                           Yes  [ ]    No  [X]

        State issuer's revenues for its most recent fiscal year: None

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2007 was $434,251 based on a closing bid price of $.15 per share as of March 23, 2007

        The number of shares outstanding of the issuer's classes of Common Stock as of March 25, 2007

Common Stock, $.001 Par Value - 10,433,760  Shares

Transitional Small Business Disclosure Format           YES [ ]     NO   [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1.DESCRIPTION OF BUSINESS

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

GENERAL

        Wellstone Filters, LLC ("Wellstone LLC") was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company. Cerami Consulting Corp was investigating the negative health impact of cigarette smoking. As an outgrowth of this work, Cerami Consulting decided to investigate the possibility of developing a filter technology that would remove carcinogens without impacting flavor. As a result of their research, Cerami Consulting filed for U.S. and international patents on the technology and licensed it and related patents to Wellstone LLC for potential commercialization. Two
U.S. patents have been issued (1) U.S. Patent 6,119,701: filed - Feb 13, 1998: issued- September 19, 2000: valid until 2018 and (2) U.S. patent 6,615,842: filed-June 26, 2000: issued-September 9, 2003: valid until
2020). International patents are pending. The patents are held by Cerami Consulting, however the Company has the perpetual, exclusive worldwide rights to the use and commercialization of the patents and the technology related to the patents. The Company has sublicensed the technology outside the United States in January 2007.

        On May 25, 2001, Wellstone LLC was acquired by Farallon Corporation, a publicly registered reporting corporation formed with the intention of making subsequent acquisitions. Farallon Corporation acquired all of the outstanding membership interests of Wellstone LLC in exchange for 8,400,000 shares of common stock of Farallon Corporation. In addition, in connection with the transaction, Farallon Corporation issued 238,728 shares of common stock in cancellation of debt. As a result of the merger, the former members of Wellstone LLC acquired a majority of the outstanding shares of Farallon. Accordingly, the combination has been accounted for as a reverse acquisition, under which, for accounting purposes, Wellstone LLC is the
accounting   acquiror,   and    Farallon   Corporation   is   accordingly   the
accounting acquiree. As is customary in a reverse acquisition, only the historical financial statements of Wellstone LLC, the accounting acquiror, are presented for periods prior to the acquisition. Farallon Corporation, incorporated in 1994, subsequently changed its name to Wellstone Filters, Inc and Wellstone LLC became a wholly-owned subsidiary of Wellstone Filters, Inc. References to Wellstone refer to the combined entity. On January 5, 2005, Wellstone created a wholly-owned subsidiary operating company, Wellstone
Tobacco, Inc., a North Carolina corporation. All of the tobacco sales operations have been conducted through Wellstone Tobacco, Inc.

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

        Wellstone's original plan was to license its proprietary cigarette filter technology to existing cigarette manufacturers. We believe that our filter compound removes certain carcinogens and the incorporation of our compound into currently marketed brands would be the quickest way to bring Wellstone Filters to the smoking public. After a review of the tobacco marketplace, Management determined to manufacture and produce its own brand, hoping to be a part of an increasing number of small manufacturers who have gained market share in recent years (estimated by some to be 12 billion units of the total 2005 US market) in this multi-billion dollar market. Wellstone's objective is to offer an ultra premium product at a value price. Sales of the Wellstone brand began in the first quarter of calendar 2006. On April 5, 2006, the Company announced that a major supplier to convenience stores in the Southeastern United States agreed to carry all styles of the Wellstone brand and secure orders using its sales organization.

        Wellstone has developed packaging materials and tobacco blends for a full line of cigarettes (regular, smooth blue, and menthol) that is consistent with its ultra premium brand positioning. In addition to selling our own brand of Wellstone cigarettes, we will continue to pursue incorporation of our filter into existing cigarette brands. We purchase various ingredients necessary for our filter from suppliers, but do not enter into written agreements with such suppliers; rather we submit purchase orders on an as-needed basis.

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

        In the quarter ended September 30, 2006, the Company continued to suffer from a negative gross margin on its cigarettes, which was part of the Company's strategy to obtain market share and entry into the competitive cigarette marketplace. Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding. Faced with inadequate cash resources to fund the market introduction of its products, management determined to suspend further marketing activity. As a result, sales in the quarter ended September 30, 2006 fell to only $6,475, and Wellstone had no significant sales for the remainder of the year ended December 31, 2006. All employees and officers have been dismissed or have resigned, except for the Company Chief Executive Officer. The Company has negotiated with it suppliers for time to obtain financing and continue its business, but there is not a high probability that financing can be obtained that is not unduly dilutive to the Company shareholders.


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

We have generated only limited revenues and our marketing operations have been suspended.

        Sales and marketing of the Wellstone brand began in the first quarter of calendar 2006. Our sales were limited and were carried out with a negative gross margin in order to obtain market share. Marketing efforts were suspended in the third quarter of 2006. Wellstone may not be able to find an adequate market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, Wellstone had a loss of $2,772,581 for the year ended December 31, 2006. We do not have financing at this time to resume marketing operations, and we had to write off stale and obsolete inventory during the last quarter of 2006. Wellstone may not be able to resume marketing, or attain profitability. Wellstone may not be able to implement its business plan in accordance with its internal forecasts or at a level that meets the expectations of investors.

        The report of our independent registered public accounting firm included in this Annual Report on Form 10-KSB contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

        As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December 31, 2006 consolidated financial statements included herein an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital.

We are dependent on the domestic tobacco business, which is contracting.

        Substantially all of our revenues are initially expected to be derived from sales in the United States. The U.S. cigarette market is a mature market and on average, domestic consumption has decreased approximately 2% per year over the past decade. Numerous factors have contributed to this decline, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and rapidly accelerating costs in the form of increased state tax on cigarettes and settlement cost. If the U.S. cigarette market continues to contract, it could adversely affect our potential future sales, operating income and cash flows.

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

        The cigarette industry is highly competitive. Our competitors include developers of low-carcinogen tobacco and developers of other filter technology, and these competitors may have a substantially greater financial, manufacturing, marketing and other resources at their disposal. Another company could develop filter technology similar to ours. Competition will affect our ability to market our product and obtain financing. Wellstone brands will be subject to increased competition and this has resulted in additional pressure due to price discounting.

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

        On average, domestic consumption has fallen approximately 2 percent per year over the past decade. Numerous factors have contributed to this decline, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, and rapidly accelerating costs in the form of increased state tax on cigarettes and settlement costs. If this decline in industry-wide consumption continues and Wellstone is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline, Wellstone's sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

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

        Our success in commercially exploiting our proprietary technology depends in large part on our ability to defend the patents that were licensed to us, to obtain further patent protection for the technology in the United States and other jurisdictions and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, either in the United States or in foreign countries. The primary patents licensed to us were only issued in the United States and not in foreign jurisdictions. If international patents are not issued, it would diversely affect our competitive advantage, with respect to sales outside the United States.

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

        Litigation which could result in substantial cost may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect our rights. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial costs. Our licensed patents might not be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects.

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

        Members of management, and their affiliates, own 7,177,320 shares of common stock, on a fully diluted basis, or 65.7% of the common stock. As such, such individuals have substantial influence and control over matters voted upon by stockholders (such as the election of the directors to the Board of Directors of Wellstone, mergers and sale of assets involving Wellstone and other matters upon which stockholders of Wellstone vote). This power, in turn, gives them substantial control over the business and operations of Wellstone.

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

HARMFUL COMPONENTS OF TOBACCO SMOKE

        Tobacco smoke is comprised of atmospheric and other gases, particulate matter, and hundreds of chemical compounds. Tar is condensed tobacco smoke. Nicotine is the addictive substance in tobacco smoke. In the doses found in cigarette smoke carbon monoxide reduces the blood's ability to carry oxygen. Known carcinogens include benzene, 2-napthylamine, 4-amino and byphenyl and radioactive polonium-210. Potential carcinogens include N-nitrosodiethylamine, N-nitrosopyrrolidine, benzoapyrene, N-nitrosodieth aholomine and cadmium.

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

        We intend to sell and market our own cigarette brand and to sell filters directly to manufacturers to be integrated into their own cigarette brands. We also intend to develop our own "make your own" as well as enter into the small cigar market.

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

        Even though our filter technology has proven to be effective, tobacco companies are now prohibited from making any claims around the safety of an ingredient, filter or process utilized in cigarette manufacturing. However, because our test marketing indicates that our package design and product taste is acceptable, management feels that the brand will be successful if we get consumer trial and are able to maintain adequate distribution channels. We believe that our sales in the first half of 2006 justified management's assessment of the potential success of the brand. Wellstone did not conduct any formal taste tests, but feedback from smokers indicated that Wellstone cigarettes had high taste acceptance. Unfortunately, Wellstone had to suspend marketing in the third quarter of 2006 due to lack of finances. We do not know when, if ever, we will be able to continue marketing and resume sales.

INTERNATIONAL MARKETS; GLYCANEX LICENSE; ACQUISITIONS

        Wellstone investigated the international potential of its proprietary compound, especially in Europe, Africa, and Asia where smoking levels are much higher than in the United States and Canada. On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex BV, the supplier of the patented filter compound used in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights for all countries excepting the United States of America and its territories and possessions. Glycanex agreed to pay Wellstone a 3% royalty on net sales which exceed the minimum threshold of Euro 500,000. The consideration for the granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound.

        Two principal factors led to the decision to license Wellstone's key technology to Glycanex. First, Wellstone lacks cash at this time to pay Glycanex for the $ 120,000 which is owed and likewise lacks cash to defend any collection lawsuit. Wellstone also lacks at this time cash to fund marketing of its Wellstone cigarettes in the United States, but believes that with sufficient funding it can resume marketing. Secondly Wellstone believes that the technology is viable and that the licenses to Glycanex provide a possibility for Wellstone to receive royalty income from the exploitation of the technology outside the United States. Management believes that the Patent License Agreement validates the value of the technology.


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

        Philip Morris test-marketed a new cigarette brand during 2005, Marlboro Ultra Smooth, which contained a new carbon filter that was presumably designed to help filter out certain toxins in cigarette smoke and to therefore reduce exposure to these toxins. However, Philip Morris did not make any reduced risk or reduced exposure health claims. The brand was removed from test market due to a lack of consumer acceptance.

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

        The international rights to our technology have been licensed to Glycanex, NL, as set forth under the caption "Marketing."

EMPLOYEES

        As   of   December   31,   2006,  we  had  only one employee, our Chief
Executive  Officer,  and  a  part-time  controller.   Pending   resumption   of
marketing, we do not intend to add additional employees at this time.

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

ITEM 2.DESCRIPTION OF PROPERTY

        Until September 3, 2003, we rented a minimal amount of office and a lab room of 1,200 square feet space of an affiliate, Kenneth Warren Institute. From October 1, 2003 through November 30, 2004, we used a minimal amount of office space provided by our chief executive officer at no cost. The agreed upon value of the facilities at the Warren Institute was $1,400 per month which was accrued from January 2002 to September 30, 2003. No rent was paid to the Warren Institute; however, Wellstone recorded rent expense for the use of the facilities and a contribution to capital by principal shareholder of $1,400 per month. We also use lab space provided from time to time under agreement with our director of research as part of his compensation. On November 30, 2004, we relocated from New York to North Carolina to avail ourselves of the talent pool and infrastructure already in place in North Carolina. Wellstone leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leased, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. Wellstone vacated this space in September, 2006 and now rents a minimal amount of space in Chapel Hill, North Carolina on a month to month basis.

ITEM 3.LEGAL PROCEEDINGS

       Not Applicable.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II


ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

       (a)  Market Information

             The Company's Common Stock has traded on the OTC Bulletin Board under the symbol WLSF.OB from May, 2003 to June 29, 2006, when the symbol was changed to WFLT.OB in connection with a 1-for-25 reverse stock split. The high and low sales prices for the common stock were as follows:

       Quarter Ended                      High             Low
        December 31, 2006                $  .75     	  $  .10
        September 30, 2006                 3.07              .62
        June 30, 2006                      9.50             3.25
        March 31, 2006                    13.75             7.50
        December 31, 2005                 12.75            10.50
        September 30, 2005                15.00            13.00
        June 30, 2005                     15.50            10.25
        March 31, 2005                    24.50            18.00

       All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       (b)  Holders

             As of December 31, 2006, there were approximately 143 record holders of Company common stock.

       (c) Dividends

             The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.
       (a)Equity Compensation Plans


       Equity Compensation Plan Information as of December 31, 2006

									Number of Securities
									remaining available
			(a)			(b)			for future issuance
			Number of securites	Weighted Average	under equity
			To be ussued upon	excersice price of	compansation plans
			excercise of existing	outstanding options,	(excluding securities
			Options, warrants	warrants and		reflected in
Plan Category		and rights		rights			column (a)

Equity compensation	720,000			$2.50			960,000
Plans approved by
Security holders

Equity compensation	0			0			0
Plans not approved
By security holders

Total			720,000			$2.50			$960,000



(e)  Sales  of  Unregistered Securities during the year ended December 31, 2006

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

(f) Company repurchases of common stock during the years ended December 31, 2006 and 2005.

       None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SUSPENSION OF MARKETING PROGRAM

        In the quarter ended September 30, 2006, the Company continued to suffer from a negative gross margin on its cigarettes; which was part of the Company's strategy to obtain market share and entry into the competitive cigarette marketplace. Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding. Faced with inadequate cash resources to fund the market introduction of its products, management determined to suspend further marketing activity. As a result, sales in the quarter ended September 30, 2006 fell to only $6,475, and Wellstone had no significant sales for the fourth quarter, and does not expect to be able to have any further sales until such time as Wellstone obtains financing. All full time employees and officers have been dismissed or have resigned except for the Company Chief Executive Officer. The Company is in negotiations with its suppliers for time to obtain financing and continue its business, but there is not a high probability that financing can be obtained that is not unduly dilutive to the Company shareholders.

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

        Wellstone has received approval from the Federal Trade Commission (FTC) and the National Association of Attorneys Generals (NAAG) and has been added to the list of approved brands in thirty one states. We have initiated the process for approval in the remaining states but are not actively prosecuting approval due to lack of funds and uncertainty about the Company's future marketing. Wellstone has signed a multi-year manufacturing contract with US Flue-Cured Tobacco for production. With the exception of filters, US Flue-Cured will procure all materials, manufacture, package, and ship to order. The Company believes US Flue-Cured's annual manufacturing capacity is sufficient to meet its short and long-term needs. Filters will be sourced from the largest domestic filter manufacturer, as well as several European alternatives. Tobacco leaves and filter compound material is readily available through a variety of sources.

        Subject to regulatory approval, we intend to offer what we consider to be a "Potentially Reduced Exposure Product" or "PREP" or products within the price value segment of the market. The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 and has shipped all brand styles to Arizona, Louisiana, North Carolina, Virginia and California. Wellstone is investigating the international potential of its proprietary compound, especially in Europe, Africa, and Asia where smoking levels are much higher than in the United States and Canada. The Company continues to consider one or more acquisitions if such can be synergistic with our current business, but no agreements have been reached for any acquisitions.

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

        We intend to sell and market our own cigarette brand and to sell filters directly to manufacturers to be integrated into their own cigarette brands. Management has determined that manufacturing and distributing a Wellstone line of cigarettes will be in the best interests of its stockholders, particularly if Wellstone is able to successfully market its brand. The successful launch of a Wellstone brand should add significant value to the Company. More importantly, the success of a Wellstone brand will, it is anticipated, lead the way for other manufacturers to utilize the filter in their own cigarettes under a Wellstone license. We also intend to develop our own "make your own" as well as enter into the small cigar market.

OVERVIEW

        Wellstone  has  relocated from New York  to  North  Carolina  to  avail itself of the talent pool and infrastructure already in place in North Carolina. Wellstone has leased space in a state-of-the-art cigarette manufacturing facility. In addition to office and plant space, Wellstone also leases, on a non-exclusive basis as needed, certain production assets to produce cigarette samples. The office space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina, approximately 20 miles from Durham. This space was vacated in September, 2006, and now rents a minimal amount of space in Chapel Hill, North Carolina on a month to month basis. In furtherance of its marketing plans, the Company:

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

- Entered into an agreement with U.S. Flue-Cured Tobacco Growers, Inc. to manufacture Wellstone's product line.

- Received FTC advertising approval and rotation warning approval

- Wellstone brand approved by Settling States under the Master Settlement Agreement

- Has formulated distribution plans and begun shipping cigarettes.

RESULTS OF OPERATIONS

        On January 5, 2006, the Company announced that it launched its Wellstone brand in the United States with shipments to several states resulting in revenue of $258,194 for the year ended December 31, 2006, of which $215,741 represented sales for the six months ended June 30, 2006 before marketing efforts were suspended in the third quarter. On April 5, 2006, the Company announced that a major supplier to convenience stores in the Southeastern United States had agreed to carry all styles of the Wellstone brand and secure orders using its sales organization. Wellstone had been able to secure additional suppliers to carry all styles of the Wellstone brand family and anticipated that it would ship to additional states during the third quarter of 2006 with sales to most states by the end of the year. However, due to cessation of marketing, there was only limited sales after June 30, 2006. Wellstone shipped product to Central and South America during the third quarter of 2005 for promotional and consumer trial purposes only. Prior to January 2006 Wellstone had received no revenue. Our operations primarily consisted of developing and refining our proprietary filter formulation, obtaining a US and international patent on that formulation, and on seeking to market the filter technology and the Wellstone brand of cigarettes.

       The Company had a loss of $ 2,772,581 for the year ended December 31, 2006. The loss is primarily the result of general and administrative expenses of $2,389,852 and interest expense of $584,868. General and administrative expenses include employee wages of $546,905 , promotional material of $44,573 and write off of stale inventory of $589,899.As of December 31, 2006, the Company owed its manufacturer, US Flue Cured Tobacco Growers, $542,261 and also had an accounts receivable from its manufacturer in the amount of $227,074. US Flue Cured and the Company agreed to offset these amounts, with the result that the Company owes US Flue Cured Tobacco Growers $315,187 as of December 31, 2006. Other income of $227,074 resulted from write off of accounts receivable owed as uncollectible as of December 31, 2006.

        Substantially all of our losses for the year ended December 31, 2005 were the result of general operating expense, legal fees, and stock-based compensation expense for the issuance of stock and stock options. Options to purchase 180,000 shares with exercise prices of $.08325 per share were issued to two officer employees resulting in an expense of approximately $1,920,000. Because these stock options were issued to employees, the expense was calculated in accordance with Accounting Principles Board
(APB) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the difference between the fair value of the Company's common stock on the grant date and the exercise price of the stock option, multiplied by the number of options granted, is recorded as compensation expense. In addition, the Company issued 160,000 shares of stock to an unrelated individual as certain compensation for consulting services that he provided to the Company and 20,000 shares of common stock to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company. These shares were valued at $25.50 per share based on the closing price of the Company's common stock on the date of issuance and resulted in a non-cash expense of $4,590,000. The Company issued 65,000 shares of common stock upon the exercise of stock options at an exercise price of $.25 and 24,000 shares of common stock upon the exercise of stock options at an exercise price of $.08325.

LIQUIDITY AND CAPITAL RESOURCES

        We began shipping   cigarettes   in   the  US  during January 2006 with
shipments to several states resulting in revenue of $258,194 (before trade discounts of $8,132.50) resulting in net revenue of $250,061.50 for the year ended December 31, 2006.

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

        During 2004, the Company received $1,500,000 in exchange for a $1,500,000 convertible promissory note, due December 31, 2006, that it issued to the Carlson Group, Ltd. The note bears interest at a rate of 4% per annum (effective interest rate of 38%), which accrues and is payable on maturity. This note has not been paid as of December 31, 2006, and the Company lacks funds to pay the note. Wellstone is in discussions with Carlson Group, Ltd. regarding repayment options.

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

        To date, Wellstone's activities have been limited to research and development, product testing and initial marketing. We currently have no sales. Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

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

        Substantially all of our revenues are expected to be derived from sales in the United States. The U.S. cigarette market is a mature market and on average, domestic consumption has decreased approximately 2% per year over the past decade. Numerous factors have contributed to this decline, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and rapidly accelerating costs in the form of increased state tax on cigarettes and settlement cost. If the U.S. cigarette market continues to contract, it could adversely affect our potential future sales, operating income and cash flows.

        Weaknesses   in   the   Company's   internal   controls  and procedures
could have a material adverse effect on the Company.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management determined that there werematerial weaknesses in our internal control over financial reporting as of December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company is currently evaluating its options for improving its material weaknesses and internal controls due to its limited resources.

        If we are unable to maintain our internal controls, our ability to report our financial results on a timely and accurate basis could be adversely affected, which could have a material adverse effect on our ability to operate our business. Please see Item 8 - Controls and Procedures for more information regarding the measures implemented in the quarter ended March 31, 2006, as well as those that implemented throughout 2006. Each remedy is designed to remediate the deficiencies in our internal controls. In addition, even after the remedial measures discussed in Item 8 - Controls and Procedures are fully implemented, our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

        Members of management, and their affiliates, own 7,177,320 shares of common stock, on a fully diluted basis, or 65.7% of the common stock. As such, such individuals have substantial influence and control over matters voted upon by stockholders (such as the election of the directors to the Board of Directors of Wellstone, mergers and sale of assets involving Wellstone and other matters upon which stockholders of Wellstone vote) This power, in turn, gives them substantial control over the business and operations of Wellstone.

        We could change the strategy we outline in this report.

        Although we have no current plan to do so, we may change our strategy for the development and marketing of our technology in the future. Our business plan might not be implemented as set forth herein.

ITEM 7.FINANCIAL STATEMENTS

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

        As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, De Joya Griffith & Company, LLC, our independent registered public accounting firm, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." Based on our evaluation and the deficiencies identified above, we concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2006. Although the resources are currently limited, the Company is currently evaluating its options for improving its material weaknesses and internal controls..

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

 Learned Jeremiah Hand          48      Chief  Executive  Officer, acting Chief
                                        Financial Officer, and Director

LEARNED JEREMIAH HAND, CHIEF EXECUTIVE OFFICER

       Mr. Hand joined Wellstone in March, 2000. He has been Chief Executive Officer and a director since March 2000 and Acting Chief Financial Officer since September, 2006. From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer. From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility. In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com. In March 2000, Mr. Hand began to devote a significant portion of his time to Wellstone. He now dedicates 100% of his time to Wellstone. From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter. He has a BA cum laude from Amherst College.

CODE OF ETHICS

       Wellstone has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. Wellstone intends to adopt a code of ethics during calendar 2007`.

Audit Committee Financial Expert

        Wellstone does not have either an Audit Committee or a financial expert on the Board of Directors. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires Wellstone's officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish Wellstone with copies of all Section 16(a) forms they file. During the year ended December 31, 2006, Wellstone believes that Jere E. Goyan, Learned Jeremiah Hand and Samuel M. Veasey failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people. Wellstone does not believe that such individuals purchased or sold any Wellstone Common Stock during 2006.

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

                              SUMMARY COMPENSATION TABLE


               ANNUAL COMPENSATION                        LONG TERM COMPENSATION



   Name and                                    	  Other Annual   Restricted	Awards    	   Payouts	 All
   Principal Position	Year  Salary    Bonus     Compensation   Stock ($)      SARs(#)Payouts($)  Options/LTIP  Other
---------------------	----  -------	-----	  ------------	 ----------	-----------------  ------------	 -----
                    	2006  $20,000     0            0      		0         	0   			   0
Learned Jeremiah Hand	2005  $48,000     0            0     		0      		0		0          0
CEO                	2004  $25,000     0            0          	0         		    18,000,000



Samuel Veasey           2006   $20,000
CFO                	2005   $48,000
                   	2004   $10,000                              				       180,000



.. In connection with his election as Chief Financial Officer in September 2004, Mr. Veasey was granted options to purchase 180,000 shares at $2.50 per share. In September 2004 Mr. Hand was also granted options to purchase 720,000 shares at $2.50 per share. The above options were granted under Wellstone's 1994 Stock Option Plan, as such plan was amended and restated in 2004. Messrs. Goyan and Veasey's options lapsed in 2006.

OPTION/SAR GRANTS IN YEAR ENDED DECEMBER 31, 2006 TO NAMED EXECUTIVE OFFICERS

               Number of   % of Total
             Securities    Options/SARs
              Underlying   Granted to
            Options/SARs   Employees in       Exercise or Base   Expiration
Name         Granted (#)   Fiscal Year        Price ($/Sh)       Date

L. Hand               --
S. Veasey             --

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES


                                              Number of
                                              Securities   	Value of
                                              Underlying   	Unexercised
                                              Unexercised  	In-the-Money
                                              Options/SARs at	Options/SARs at
                                              Fiscal Year End	Fiscal Year End
        Shares Acquired                       Exercisable/ 	Exercisable/
Name    on Exercise (#)    Value Realized ($) Unexercisable	Unexercisable
----	---------------	   ------------------ ----------------- ---------------
L. Hand 	0                     $0              720,000(1)   $--(1)
S. Veasey	0                     $0                   --	   $--

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

   NAME AND ADDRESS               COMMON STOCK        PERCENTAGE


Learned Jeremiah Hand(1)(2)         7,177,320           66.3%
Chief Executive Officer

Carla Cerami Hand, MD,PhD(1)(2)     7,177,320            66.3%

 Anthony Cerami, PhD(1)(3)          1,157,400            11.5%

All officers and directors
  as a group (2 persons)            7,177,320            66.3%

* less than 1%
(1)The business address of each of these persons is300 Market Street, Suite 130-13, Chapel Hill, North Carolina 27516
(2)Ms. Cerami Hand and Mr. Learned Jeremiah Hand are wife and husband. The 7,177,320 shares listed as beneficially owned by Mr. Learned Jeremiah Hand include 5,533,320 shares which are controlled by Carla Cerami Hand, as stated below; 720,000 shares issuable upon exercise of stock options, and 924,000 shares held through a family limited partnership controlled by him. Mr. Hand disclaims beneficial ownership of such 5,533,320 shares. Ms. Cerami is the sole limited partner of a partnership which holds 4,609,320 shares and also controls 924,000 shares held via a trust, and may be deemed to beneficially own the 1,644,000 shares controlled by Learned Jeremiah Hand. She disclaims beneficial ownership of the 1,644,000 shares controlled by Learned Jeremiah Hand.
(3)Dr. Anthony Cerami is the father of Carla Cerami Hand. Shares are held in a trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Learned Hand, an officer and director, advanced $24,298 to Wellstone for expenses which had not been reimbursed as of December 31, 2005. Mr. Learned Hand advanced an additional $15,000 to Wellstone for operating expenses in September 2006 that has not been reimbursed as of December 31, 2006. A law firm controlled by a brother of Learned Hand advanced funds on behalf of Wellstone from time to time prior to calendar 2006, and as of December 31, 2006 the amount unreimbursed to the law firm was $16,286. The highest amount owing to the law firm during 2006 was $16,286.

        Mr. Learned J. Hand has advanced the Company additional funds during the first quarter of 2007 in the amount of $ 41,500.00. Mr. Hand is under no commitment to continue to advance funds to the Company.

        Carla Cerami Hand or Cerami Consulting Corporation and an entity controlled by Learned Hand loaned various amounts to Wellstone for its capital requirements prior to the year ended December 31, 2006. The loans are due on demand, bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2006, $25,199 had accrued as interest on these notes, none of which had been paid. These related party notes payable totaled $59,200 as of December 31, 2006.

        The Company has a licensing agreement with Cerami Consulting Corporation, an entity owned and controlled by the spouse of the Company's Chief Executive Officer. The licensing agreement grants the Company the exclusive worldwide exploitation rights to practice and utilize the inventions, technology, know- how, and patent, including the rights to manufacture and market the filters which are the subject of the licensing agreement, that are held by Cerami Consulting Corporation. In exchange for the license rights, the Company agreed to pay all future costs for development, manufacture, and commercialization of the technology, including all other future fees and costs in connection with the patents.

                                        PART IV


ITEM 13. EXHIBITS

(a) Exhibits.  The following exhibits of the Company are included herein.

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

             2.1.Agreement and Plan of Reorganization, dated February 25, 2001, between the Registrant and Wellstone LLC.(2)

         3.  Certificate of Incorporation and Bylaws

             3.1.Articles of Incorporation(1)
             3.2 Articles of Amendment(2)
             3.3 Bylaws(1)
             3.4 Articles of Amendment  increasing  authorized  common stock to
		 300,000,000 shares (5)

         10. Material Contracts

             10.1   Stock Option Plan(1)
             102    Amended and Restated Stock Option Plan(5)
             10.3   Funding Agreement with Arrakis Select Fund,(5)
             10.4   Schedule  of  Details,  options granted as of December  31,
                    2004 under Stock Option Plan(5)
             10.5   $1,500,000 Promissory Note (4)
             10.6   Warrants, exercisable for  3,240,000 shares of common stock
                    (4)
             10.7   Lease Agreement, with U.S. Flue-Cured Tobacco Growers Inc., dated as of September 1, 2004. (5)
             10.8   Marketing  Agreement,  with  H&S  Marketing,  dated  as  of
                    December 28, 2004 (5)
             10.9   License  Agreement,  by  and  between   Cerami   Consulting
                    Corporation   and  Wellstone  Filters,  LLC,  dated  as  of
                    September 14, 1999 (5)
             10.10  Lease Extension  Agreement  with  U.S.  Flue-Cured  Tobacco
                    Growers Inc., dated May 2, 2005 (5)
             10.11  $500,000  Promissory  Note  between Wellstone Filters, Inc.
                    and Carlson Group, Ltd., dated January 25, 2006 (6)
             10.12  Summary of Employment Agreement  with Learned Jeremiah Hand
                    (7)
             10.13  Summary of Employment Agreement with Samuel M. Veasey (7)
             10.14. Patent  License Agreement dated January  17,  2007  between
                    Wellstone and Glycanex BV.(8)

             21.1   Wellstone   Tobacco   Company   is  incorporated  in  North
                    Carolina. Trade names used include Wellstone and Silverton. Wellstone Filters LLC is incorporated in Delaware.

             31.1   Certification  of  Chief  Executive   Officer  Pursuant  to
                    Exchange Act Rule 13a-14(a)(9).

             31.2   Certification  of  Chief  Financial  Officer   Pursuant  to
                    Exchange Act Rule 13a-14(a)(9).

             32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(9).

             32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(9).

(1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-28161.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 25, 2001.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 2001.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 3, 2004.
(5) Incorporated by reference to the Company's amended Annual Report on Form 10-KSB/A, dated December 31, 2004.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 25, 2005.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB, dated December 31, 2004.
(8) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2007.
(9) Filed herewith.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Item 14 Principal Accountant Fees and Services.

      During the period covering the fiscal years ended December 31, 2006 and 2005, our principal accounting firm performed the following professional services:

                               DeJoya Griffith & Co.        Tanner LC
                               2006         2005           2006       2005

Audit fees                     $24,000      $15,000       $28,117     $37,000
Audit-Related fees               1,345            -         5,265           -
Tax fees                             -            -                     8,000
Other fees                           -            -             -

        Audit fees include the year-end audit and review of the Form 10-KSB, quarterly reviews and reviews of the Forms 10-QSB. The 2006 and 2005 fees include the estimated cost to complete the audits of each respective year.

        Tax fees relate to the preparation of federal and state tax filings. Other fees relate to Edgar services in connection with SEC filings.

Audit Committees pre-approval policies and procedures

        We do not have an audit committee. Our engagement of De Joya Griffith & Company, LLC, as our independent registered public accounting firm, was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.


                                               WELLSTONE FILTERS, INC.


                                               By:/s/ Learned Jeremiah Hand
					       ----------------------------
                                               Learned Jeremiah Hand
                                               CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2007.

By:  /s/Learned Jeremiah Hand
     ------------------------
     Learned Jeremiah Hand

CEO and Director
(principal executive officer and
acting accounting  and financial officer)

			      WELLSTONE FILTERS, INC.
                       [A Company in the Development Stage]
                           CONSOLIDATED BALANCE SHEETS

                                                   	    December 31,       December 31,
                                                      	       2006               2005
							    ------------       ------------
                                      ASSETS
CURRENT ASSETS

    Cash and cash equivalents                   	    $        657       $    233,426
    Accounts receivable                                       	      --                 --
    Inventory                                                 	      --            391,796
							    ------------       ------------
        Total current assets                                 	     657            625,222

    Furniture and equipment, net                           	   7,472             13,336
							    ------------       ------------
    Total Assets                                	    $      8,129       $    638,558
							    ============       ============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:

    Current portion of long term debt           	    $  2,250,000       $  1,032,500
    Accounts payable                                     	 669,981       $    350,076
    Related party accounts payable                        	  55,584             40,584
    Accrued expenses                                   	       1,104,502            542,755
    Notes payable to affiliate                            	  59,200             59,200
							    ------------       ------------
        Total Current Liabilities                      	       4,139,267          2,025,115
Long-Term Liabilities
    Notes payable net of unamortized debt discount
       of $0.00 and $467,500, respectively             	       2,250,000          1,032,500
    Less: current maturity of long term debt         	      (2,250,000)        (1,032,500)
							    ------------       ------------
    Long term debt                                            	      --                 --

        Total Liabilities                              	       4,139,267          2,025,115

STOCKHOLDERS' DEFICIT:

    Preferred stock, $.001 par value, 1,000,000 shares
       authorized, no shares issued and outstanding           	      --                 --
    Common stock, $.001 par value, 100,000,000
       shares authorized: 10,433,760 and 260,442,991
       issued and outstanding, respectively              	  10,434            260,243
    Additional paid in capital                        	      28,254,012         28,002,203
    Subscription receivable                                   	      --            (26,000)
    Accumulated deficit                             	     (32,395,584)       (29,623,003)
							    ------------       ------------
        Total stockholders' deficit                  	      (4,131,138)        (1,386,557)
							    ------------       ------------
        Total liabilities & stockholders' deficit           $      8,129       $    638,558
							    ============       ============
     The accompanying notes are an integral part of this financial statement.


                               WELLSTONE FILTERS, INC.
                        [A Company in the Development Stage]
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                                                            	   Cumulative
                                                      For the Year ended       	    Amounts
                                                         December 31,                Since
						 ---------------------------	   Inception
                                                     2006           2005       	  (Feb. 1998)
						 -----------	------------	 --------------

Revenues                                         $   258,193    $         --   	 $	258,193

Cost of sales                                        273,075              --   		273,075
						 -----------	------------	 --------------
Gross Profit                                         (14,882)             --      	(14,882)
Expenses:
   General and administrative expense              2,389,852       7,893,067	     31,147,552
   Research and development expense                   10,053         207,636   		237,269
						 -----------	------------	 --------------
   Loss from operations                           (2,414,787)     (8,100,703)  	    (31,399,703)
Interest Expense                                     584,868         574,736  	      1,222,955
						 -----------	------------	 --------------
   Loss before income taxes                       (2,999,655)     (8,675,439)  	    (32,622,658)
Other income/<loss>                                  227,074               -   		227,074
						 -----------	------------	 --------------
   Net loss                                      $(2,772,581)   $ (8,675,439)  	 $  (32,395,584)
						 ===========	============	 ==============
Basic number of common shares outstanding         73,036,068     258,996,415
						 ===========	============
Basic net loss per share                         $     (0.04)   $      (0.03)
						 ===========	============






    The accompanying notes are an integral part of these financial statements.


                             WELLSTONE FILTERS, INC.
                       [A Company in the Development Stage]
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                             Common Stock      Additional
                         --------------------    Paid-in    Subscription   Accumulated
                           Shares     Amount     Capital     Receivable      Deficit     	  Total
			-----------  --------  ----------   ------------   -----------		----------
BALANCE,
February 17, 1998        	  -  $      -  $        -   $          -   $         - 		$        -

Restatement for
recapitalization	  8,400,000     8,400	   (8,400)             -             -          	 -

Capital contribution              -         -           -              -           100       	       100
Net loss                          -         -           -              -        (6,675) 	    (6,675)
			-----------  --------  ----------   ------------   -----------		----------
Balance,
December 31, 1998	  8,400,000     8,400	   (8,400)             -        (6,575)		    (6,575)

Net loss                          -         -           -              -          (969) 	      (969)
			-----------  --------  ----------   ------------   -----------		----------
Balance,
December 31, 1999	  8,400,000     8,400	   (8,400)             -        (7,544) 	    (7,544)

Net loss                          -         -           -              -       (21,395) 	   (21,395)
			-----------  --------  ----------   ------------   -----------		----------
Balance,
December 31, 2000	  8,400,000     8,400	   (8,400)             -       (28,939) 	   (28,939)

Acquisition of
Farallon Corporation	    840,000       840	   (3,682)             -             - 		    (2,842)

Stock issued in
cancellation of debt	    238,728       239	   (2,603)             -             - 		     2,842

Reclassification
of members'
contribution to
additional
paid-in-capital                   -         -         100              -      	  (100)          	 -

Net loss                          -         -           -              -        (8,218) 	    (8,218)
			-----------  --------- ----------   ------------   -----------		----------
Balance,
December 31, 2001	  9,478,728      9,478     (9,474)             -       (37,257)		   (37,157)

Rental expense
forgiven by officers		  -         -      16,800              -             - 		    16,800

Net loss                          -         -           -              -       (35,033) 	   (35,033)
			-----------  --------  ----------   ------------   -----------		----------
Balance,
December 31, 2002	  9,478,728     9,478      (8,802)             -

Rental expense
forgiven by officers		  -         -      12,600              -             - 		    12,600

Net loss			  -	    -	        -	       -       (72,694)		   (72,694)
			-----------  --------  ----------   ------------   -----------		----------
Balance,
December 31, 2003	  9,478,728      9,478     (8,298)              -      (72,694) 	   (72,694)

Common stock issued
for:
  Cash                       22,992        23     194,425              -             - 		   195,000

  Services
  (related party)	    600,000       600   6,255,000              -             -		 6,270,000

Stock options issued
to consultants			  -         -     654,946              -             - 		   654,946

Stock options issued
to officers/employees		  -	    -  13,555,000              -             -	        13,555,000

Allocation of debt
proceeds to warrants		  -    	    -   1,020,000              -             - 		 1,020,000

Net loss                          -         -           -              -   (20,802,580)	       (20,820,580)
			-----------  --------- ----------   ------------   -----------		----------
Balance,
December 31, 2004	 10,101,719    10,101     858,876              -   (20,947,564)		   776,882

Common stock issued
for:
  Exercise of
  stock options 	     24,000        24       1,976              -             - 		     2,000

  Services                  180,000       180   4,589,820              -             -		 4,590,000

Stock options issued
to employees 			  -         -   1,920,000              -             - 		 1,920,000

Employee subscription
receivable		    104,000	  104      25,896  	 (26,000)            -          	 -

Net loss                          -         -           -              -    (8,675,439)		(8,675,439)
			-----------  --------  ----------   ------------   -----------		----------
Balance,
December 31, 2005	 10,409,719  $ 10,409  $1,120,088 	 (26,000)  $(29,623,003)      $ (1,386,557)

Stock issued on
exercise of options                       600       1,400					     2,000

Payment of Subscription
Receivable		    600,000   	    -           -    	  26,000             - 		    26,000

Net loss                          -         -           -             -    (2,772,581) 	(2,772,581)
			-----------  --------- ----------   ------------   -----------		----------
Reverse Stock Split    (250,409,230) (250,409)    250,409             -             - 		(1,231,796)
			-----------  --------- ----------   ------------   -----------		----------
Balance,
December 31, 2006	 10,433,760  $ 10,434  $28,254,012             -  $(32,395,584)	      $ (4,131,138)
			===========  ========  ===========  ============   ===========	      ============

     The accompanying notes are an integral part of this financial statement.



                             	       WELLSTONE FILTERS, INC.
                       		[A Company in the Development Stage]
                      		CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            			 Cumulative
                                                    		     For the Year ended        	  Amounts
                                                       		        December 31,               Since
								--------------------------	 Inception
                                                    		    2006           2005       	(Feb. 1998)
								-----------    -----------	------------
Cash from Operating Activities:
    Net income/(loss)                           		$(2,772,581)   $(8,675,439)	$(32,395,584)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
    Issuance of common stock for services                  		  -      4,590,000  	  10,860,000
    Issuance of stock options for services                 		  -              -  	     654,946
    Issuance of stock options to employees as
      compensation                                         		  -      1,920,000  	  15,475,000
    Amortization of debt discount                    		    467,500        510,000  	   1,020,000
    Depreciation                                       		      5,865          5,057  	      18,123
    Rental expense forgiven by officer and board member    		  -              -  	      29,400
    Loss on disposal of furniture                          		  -          1,795 	       1,795
    (Increase) / decrease in inventory               		    391,796       (391,796)            	   -
    Increase / (decrease) in accounts payable        		    319,903        326,187 	     669,981
    Increase in related party accounts payable        		     17,368          4,736 	      50,336
    Increase in accrued expense                      		    559,380        517,291 	   1,098,582
								-----------    -----------	------------
Net cash used in operating activities           		 (1,010,769)    (1,192,169)	  (2,517,421)
Cash flow from investing activities
    Purchase of fixed assets                               		  -         (7,493)  	     (16,222)
								-----------    -----------	------------
Net cash used in investing activities                     		  -         (7,493)  	     (16,222)

Cash flows from financing activities:
    Proceeds from sale of common stock               		     28,000          2,000  	     199,000
    Proceeds from exercise of stock options               		  -              - 	      26,000
    Proceeds from long-term debt                     		    750,000              -  	   2,250,000
    Member contribution of equity                          		  -              -               100
    Proceeds from related party notes payable              		  -              -  	      59,200
								-----------    -----------	------------
    Net cash provided from financing activities      		    778,000          2,000  	   2,534,300
								-----------    -----------	------------
    Net increase/(decrease) in cash and cash equivalents	   (232,769)	(1,197,662)              657
Cash and cash equivalents at beginning of period     		    233,426      1,431,088                 -
								-----------    -----------	------------
Cash and cash equivalents at end of period      		$       657    $   233,426  	$        657
								===========    ===========	============


  The accompanying notes are an integral part of these financial statements.



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

The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 8,400,000 shares of the Registrant's common stock. In addition, the Company issued 238,728 shares of common stock in cancellation of debt.

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

The Company is engaged in the development and marketing of a proprietary cigarette filter technology. Although the Company has commenced planned principal operations and has recognized revenues related to such planned operations, it has halted marketing due to lack of financing.. Accordingly, the Company is considered a development stage company as defined in SFAS No. 7.


STOCK SPLITS AND STOCK DIVIDENDS

The Company has declared and affected the following stock splits and dividend:

- A five for one stock split in July 2003
- A four-tenths for one stock dividend in September 2003
- A three for one stock split in September 2004
- A one for 25 reverse stock split in June 2006

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

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended).

We use the fair value method for equity instruments granted to employees and non-employees and use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

For the years ended December 31, 2006 and 2005, the Company had $0 and $1,290,000 in stock based compensation expenses, respectively.

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

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus common stock equivalents calculated under the treasury stock method. The Company has issued equity instruments convertible into common stock such as stock options and warrants issued to employees, consultants and creditors that can be exercised for approximately 1,462,600 and 720,000 shares of common stock at December 31, 2006 and 2005, respectively, with conversion prices of $2.50 per share as of December 31, 2006 and between $0.01675 and $12.50 at December 31, 2005. Common stock equivalents have not been included in the diluted loss per share calculation for the years ended December 31, 2006 and 2005 because the effect would be antidilutive.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Wellstone Filters LLC and Wellstone Tobacco, Inc. All significant inter-company transactions have been eliminated in consolidation.

2.      GOING CONCERN

The Company incurred net losses of approximately $2,772,581 from the period from January 1, 2006 through December 31, 2006, and currently has no source of revenue, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and 2005:

                                            2006               2005
					-------------	  -------------
Equipment                               $      19,421     $      15,718
Furniture and fixtures                              -             4,178
                                               19,421            19,896
Less accumulated depreciation                  11,949            (5,549)
                                        $       7,472     $      13,336

The Company disposed of furniture and equipment and recognized a loss on disposal of $1,795 in 2005.

4.      ACCRUED EXPENSES

The Company had accrued expenses for years ended 2006 and 2005 of $1,104,502 and $542,755, respectively. The amounts for 2006 and 2005 were primarily the result of deferred salaries of Company executives and interest on notes payable.

5.      LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2006 and 2005:

                                                        2006        2005
						     ----------  ----------
Note payable to an entity bearing interest
 at 4%,  with  principal and interest due
 on November 30, 2006.  The note holder also
 received a warrant to purchase 129,600 shares
 of the Company's common stock for $12.50 per share  $2,250,000  $1,500,000

Unamortized discount on debt                                       (467,500)
Current portion of long term debt                     2,250,000  (1,032,500)
Long term debt                                 	     $        -  $  522,500

The Company is currently in discussion with debtors.

6.      RELATED PARTY TRANSACTIONS

Mr. Learned Hand, an officer and director, advanced $24,298 to the Company for expenses which had not been reimbursed as of December 31, 2005. Mr. Learned Hand advanced an additional $15,000 to Wellstone for operating expenses in September 2006. The unreimbursed amount as of December 31, 2006 was $39,298. A law firm controlled by a brother of Learned Hand advanced funds on behalf of the Company from time to time in calendar 2004, and as of December 31, 2006 the amount unreimbursed to the law firm was $16,286.

Pacific Coast Distributors, a distributor owned and operated by Adam Hand, a brother of the Company's CEO, accounted for $ 39,311, or 15% of the Company's sales in 2006. The sales terms to this distributor were the same as any other distributor. As of December 31, 2006, this distributor owed the Company $39,311, which was 15% of the Company's accounts receivable as of that date. However, in connection with its cessation of sales, the Company has written off all of its accounts receivables as uncollectible.

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

During  2005  Wellstone  issued   20,000  shares  of common  stock,  valued  at
$510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company

In 2004, we issued to Jehu Hand, a brother of our Chief Executive Officer, 600,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000. On January 2, 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 22,992 shares of common stock. The Company issued common stock to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

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

7.      SUPPLEMENTAL CASH FLOW INFORMATION

No cash amounts were paid for interest or income taxes during the period from February 17, 1998, (date of inception) to December 31, 2006.

During the year ended December 31, 2004, the Company issued warrants with debt. The warrants were valued at $1,020,000, which amount was recorded as a discount on long-term debt. During 2005 and 2004, $510,000 and $42,500, respectively, of the debt discount was accreted as interest expense.

During the years ended December 31, 2003 and 2002, the Company recorded a contribution of capital of $12,600 and $16,800, respectively, for the use of office space provided by an officer and board member of the Company. The arrangement for the use of office space was mutually terminated on September 30, 2003.

During   the   year   ended December 31, 2003, the Company purchased  furniture
and equipment through an   increase   in   the  related  party accounts payable
totaling $67,705.

During the year ended December 31, 2002, the Company acquired furniture and equipment in exchange for an increase in related party accounts payable of $11,167.

During the year ended December 31, 2001 the Company issued 238,728 shares of common stock in settlement of $2,842 of debt.

8.      INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $10,560,000, which expire in varying amounts between 2016 and 2026. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $5,973,200 and $5,171,800 at December 31, 2006 and 2005, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $801,400 in the year ended December 31, 2006.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

                                                  As of December 31, 2006	As of December 31, 2005
Deferred tax assets:
   Net operating loss carryforwards                      $      3,694,700       	$     2,893,300
   Stock based compensation                                     2,278,500           	      2,278,500
      Total deferred tax assets                                 5,973,200              	      5,171,800

Net deferred tax assets before valuation allowance              5,973,200              	      5,171,800
Less: Valuation allowance                                     (5,973,200)            	    (5,171,800)
Net deferred tax assets                                               --                     	    --


A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                    As of December 31, 2006	As of December 31, 2005

Statutory federal income tax                                        (35.0%)     		(35.0%)
Statutory state income tax                                           (8.7%)      		 (8.7%)
Change in valuation allowance on deferred tax assets                 43.7%                 	 43.7%


9.      CAPITAL STOCK

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2006.

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

A 0n-for-25 reverse stock split was approved on May 17, 2006 and effected on June 19, 2006. The reverse stock split resulted in a reclassification of common stock from 280,842,991 to 10,433,720

Issuances of Common Stock

There was only one issuance of common stock in 2006. On March 6, 2006, an employee exercised stock options to purchase 24,000 shares of common stock for $2,000.

During 2005, the Company issued 180,000 shares of common stock to non-employees for services resulting in $4,590,000 of general and administrative expense.

During 2004, the Company issued to Jehu Hand, a brother of our Chief Executive Officer, 600,000 shares of common stock as compensation for legal services which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000.

During 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 22,992 shares of common stock. The Company issued common stock to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

Issuance of Stock Options Resulting in Expense

During 2005, the Company granted stock options to purchase 180,000 shares of common stock to employees with exercise prices below the market price on the measurement date. Because the options vested immediately, they resulted in compensation expense of $1,920,000 in 2005. No options were granted in 2006.

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

On April 1, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 1,680,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The exercise price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. The plan was amended and restated in 2003 for technical updates to confirm with law.

A schedule of the options is as follows:

                                                               EXERCISE
                                              NUMBER OF          PRICE
                                               OPTIONS         PER SHARE
					      ---------	    ------------
Outstanding at December 31, 2004              1,273,000        .17 - .25
Granted                                         180,000          0.08325
Exercised                                       128,000     .08325  0.25

Outstanding at December 31, 2005              1,325,000        .17 - .25
Granted                                              --               --
Exercised                                        24,000         -.08333-
Lapsed                                          581,000

Outstanding at December 31, 2006                720,000             2.50

On December 31, 2006, the Company had 960,000 shares available for grant under the Option Plan.

During 2004, the Company issued warrants to purchase 129,600 shares of common stock with an exercise price of $12.50 per share in connection with a note payable. See Note 3. All of these warrants were vested and remained outstanding at December 31, 2006.

The following table summarizes information about stock options outstanding at December 31, 2006:


				Weighted
				Average				Weighted
Range of			Remaining	Weighted	Average
Exercise	Number		Contractual	Average		Number		Exercise
Prices		Outstanding	Life (Years)	Exercise Price	Exercisable	Price
--------	-----------	-----------	--------------	-----------	--------
$2.50		720,000		2.50		720,000				$2.50


11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial  instruments  consist  of  ca


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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.
sh,  accounts payable, and
notes payable. The carrying amount of cash and accounts payable approximates fair-value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


RECENT ACCOUNTING PRONOUNCEMENT

In October 2006, the FASB issued SFAS No. 157, "Statement of Financial Accounting Standards" ("SFAS 157"). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.) We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.


In September 2006, the FASB issued SFAS No. 158, "Statement of Financial Accounting Standards" ("SFAS 158") which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.


13.     SUBSEQUENT EVENTS

        On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex, BV, the supplier of the patented filter compound used in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights for all countries excepting the United States of America and its territories and possessions. Glycanex agreed to pay Wellstone a 3% royalty on net sales which exceed the minimum threshold of Euro 500,000. The consideration for the granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound.