Form 10KSB/A
period 2006-12-31
WELLSTONE FILTERS INC /DE/
filed 2007-05-16
CIK 1092802

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

			Commission file number 0-28161


                                WELLSTONE FILTERS, INC.
		 ----------------------------------------------------
                 (Exact name of small business issuer in its charter)

                  Delaware                           	     33-0619264
	  -------------------------------		-------------------
	  (State or other jurisdiction of		(I.R.S.  Employer
	  incorporation or organization)		Identification No.)

	300 Market Street, Suite 130-13,  Chapel Hill, North Carolina 27516
	-------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:             (919) 370-4408
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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2007.


                                               WELLSTONE FILTERS, INC.


                                               By:/s/ Learned Jeremiah Hand
					       ----------------------------
                                               Learned Jeremiah Hand
                                               CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 15, 2007.

By:  /s/Learned Jeremiah Hand
     ------------------------
     Learned Jeremiah Hand

CEO and Director
(principal executive officer and
acting accounting  and financial officer)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Wellstone Filters, Inc.
Timberlake, North Carolina

We have audited the accompanying consolidated balance sheets of Wellstone Filters, Inc. (a Development Stage Company) as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations,
stockholders'  deficit  and  cash  flows  for  the  years  then  ended.   These
consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellstone Filters, Inc. as of December 31, 2006 and December 31, 2005, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
-----------------------------------
De Joya Griffith & Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS
Henderson, NV


March 28, 2007

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