Form 10QSB
period 2007-03-31
WELLSTONE FILTERS INC /DE/
filed 2007-05-21
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

                 For the quarterly period ended March 31, 2007

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES



        For the transition period from _____________ to _______________

                        Commission File Number 0-28161

                            WELLSTONE FILTERS, INC.

       (Exact name of small business issuer as specified in its charter)


           Delaware                                      33-0619264
(State or other jurisdiction                (IRS Employer Identification No.)
   of incorporation or
       organization)

  300 Market Street, Suite 130-13, Chapel Hill, North Carolina    27516
    (Address of principal executive offices)                  (Zip Code)

                                (919) 370-4408
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by

Section 13, or 15(d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.



                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.



                                Yes [ ] No [X]

The number of shares outstanding of the issuer's classes of Common Stock, as of November 14, 2006.

Common Stock, $.001 par value                                       10,433,760
Title of Class                                     Number of Shares outstanding
                                                             at  March 31, 2007

Transitional Small Business Format      Yes  [ ] No  [X]




ITEM 1. FINANCIAL STATEMENTS

                            WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          CONSOLIDATED BALANCE SHEETS

                                                                             UNAUDITED                              AUDITED
                                                                                MARCH 31,                       DECEMBER 31,
ASSETS                                                                            2007                              2006
Current Assets								      ----------			-----------
    Cash and cash equivalents                                                 $    2,007          		$       657
    Accounts receivable                                                               --			 	 --
    Inventory                                                                         --                    		 --
									      ----------			-----------

         Total current assets                                                      2,007                   		657

    Furniture and equipment, net                                                   5,854			      7,472
									      ----------			-----------
    Total Assets                                                              $    7,861        		$     8,129
									      ==========			===========

LIABILITIES
Current Liabilities
    Current portion of long term debt                                         $2,250,000                     	$ 2,250,000
    Accounts payable                                                             555,168			    669,981
    Related party accounts payable                                                97,084			     55,584
    Accrued expenses                                                           1,135,968			  1,104,502
    Notes payable to affiliate                                                    59,200			     59,200
									      ----------			-----------

         Total current liabilities                                             4,097,420			  4,139,267

    Long-Term Liabilities
    Notes payable net of unamortized debt discount                             2,250,000			  2,250,000
   of $0.00 and $467,500 respectively
    Less: current maturity of long term debt                                  (2,250,000)			 (2,250,000)
									      ----------			-----------

    Long term debt                                                                    --				 --

         Total liabilities                                                     4,097,420       			  4,139,267

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 1,000,000 shares authorized;
   no shares issued and outstanding                                              	--				 --

    Common stock, $.001 par value, 100,000,000 shares authorized: 10,433,760 and
   260,442,991 outstanding respectively                                           10,434                    	     10,434
    Additional paid in capital                                                28,254,012
                                                                              28,254,012
    Subscription receivable                                                           --                                 --
    Accumulated deficit                                                      (32,354,005)                       (32,395,584)

    Total stockholders' deficit                                               (4,089,559)		         (4,131,138)

    Total liabilities & equity                                                $    7,861                        $     8,129
									      ==========			===========



The accompanying notes are an integral part of the financial statements.

                            WELLSTONE FILTERS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)




                                                 THREE MONTHS ENDED               CUMULATIVE
                                                      MARCH 31                      AMOUNTS
                                                                                      SINCE
                                              2007              2006                INCEPTION
                                                                                    (FEB. 1998)
					  ----------     ------------- 		   ----------------

Revenues                                   $     --       $     48,846             $      258,193

Cost of Sales                                    --             40,384                    273,075
					  ----------     ------------- 		   ----------------
Gross Profit                                     --              8,462                    (14,882)

Expenses:
   General and administrative expense        46,956            426,306                 31,194,508
   Research and development expense              --             12,000                    237,269
					  ----------     ------------- 		   ----------------
   Loss from operations                     (46,956)          (429,844)               (31,446,659)

Interest Expense                             31,465   	       153,606                  1,254,420
					  ----------     ------------- 		   ----------------

   Loss before income taxes                 (78,421)          (583,450)               (32,701,079)
					  ----------     ------------- 		   ----------------
   Other income / <loss>                    120,000                 --                    347,074
Income Tax Benefit                               --                 --                         --
					  ----------     ------------- 		   ----------------
     Net Income                            $ 41,579        $  (583,450)            $  (32,354,005)



Basic and diluted weighted average number of common shares       10,433,720	    260,422,991
outstanding

Basic and Diluted Net Income Per Share                              $ (0.00)       $     (0.00)






The accompanying notes are an integral part of the financial statements.





                            WELLSTONE FILTERS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)



                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                          CUMULATIVE
                                                                      THREE MONTHS ENDED                     AMOUNT
                                                                           MACH 31                           SINCE
                                                                     2007              2006               INCEPTION
                                                                                     RESTATED          (FEB. 17, 1998)
CASH FROM OPERATING ACTIVITY:
    Net income/(loss)                                                  $    41,579        $   (583,450)          $ (32,354,005)
    Adjustments to reconcile net loss to net cash used in
   operating activities:
       Issuance of common stock for services                                    --                   --             10,860,000
       Issuance of stock options for services                                   --                   --                654,946
       Issuance of stock options to employees as compensation                   --                   --             15,475,000
       Amortization of debt discount                                            --              127,500              1,020,000
       Depreciation                                                          1,618                1,574                 19,741
       Rental expense forgiven by officer and board member                      --                   --                 29,400
       Loss on disposal of furniture                                            --                   --                  1,795
       (Increase) / decrease in accounts receivable                             --              (48,847)                    --
       (Increase) / decrease in inventory                                       --              (76,822)                    --
       Increase/(decrease) in prepaid expenses                                  --             (185,793)                    --
     Increase / (decrease) in accounts payable                            (114,813)                   --               555,168
       Increase in related party accounts payable                           41,500                   --                 91,836
       Increase in accrued expense                                          31,466              142,695              1,130,048
								       -----------	   ------------		 -------------
          Net cash used in operating activity                          $     1,350         $   (623,143)         $  (2,516,071)

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                    --                   --                (16,222)
								       -----------	   ------------		 -------------
CASH FLOWS FORM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                          --                2,000                199,000
    Proceeds from exercise of stock options                                     --                    -                 26,000
    Proceeds form long-term debt                                                --                    -              2,250,000
    Member contribution of equity                                               --                    -                    100
    Proceeds from related party notes payable                                   --                    -                 59,200
								       -----------	   ------------		 -------------

    Net cash provided from financing activities                                 --              528,000              2,534,300

    Net increase/(decrease) in cash and cans equivalents                     1,350              (95,143)                 2,007
								       -----------	   ------------		 -------------

Cash and cash equivalents at beginning of period                               657              233,426                     --

Cash and cash equivalents at end of period                             $     2,007         $    138,283          $       2,007
							               ===========	   ============		 =============



The accompanying notes are an integral part of the financial statements.



                            WELLSTONE FILTERS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

During the nine months ended June 30, 2005, the Company issued 20,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company.

The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and are due on demand. Accrued interest on the notes was $26,852and $20,463 at March 31, 2007 and December 31, 2005, respectively.

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

6. COMMON STOCK

During the three months ended March 31, 2006, the Company issued 24,000 shares of common stock upon the exercise of stock options at an exercise price of $.08333.

7. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2007.

During the three months ended March 31, 2006, the Company received $2,000 from the exercise of stock options.

8. INVENTORY

The Company has no inventory due to an obsolescence charge in the 4th quarter of 2006.


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


On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note. In October 2004 the Company entered into an agreement with another fund under which it received $1.5 million in debt financing plus warrants. As of March 31, 2007, the Company had cash totaling $2,007. The Company has dismissed or accepted the resignation of all employees and officers except for its Chief Executive Officer, has vacated its corporate offices and otherwise drastically reduced its general and administrative costs pending a resolution of its liquidity problems. The Company is funding its cash needs from funds lent by its officer and director.



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

SUSPENSION OF MARKETING PROGRAM

In the quarter ended September 30, 2006 the Company continued to suffer from a negative gross margin on its cigarettes; which was part of he Company's strategy to obtain market share and entry into the competitive cigarette marketplace.. Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding. Faced with inadequate cash resources to fund the market introduction of its products, management determined to suspend further marketing activity. As a result, sales after June 30, 2006 were minimal and, and Wellstone does not forecast any significant sales for the future until it is able to obtain financing. All employees and officers have been dismissed or have resigned except for the Company Chief Executive Officer. The Company is in negotiations with its suppliers for time to obtain financing and continue its business, but there is not a high probability that financing can be obtained that is not unduly dilutive to the Company shareholders.

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

Wellstone has received approval from the Federal Trade Commission (FTC) and the National Association of Attorneys Generals (NAAG) and has been added to the list of approved brands in the majority of participating States.. We are in the process of being added to the list of approved brands in all fifty states and hope to be approved in 2006. Wellstone has signed a multi-year manufacturing contract with US Flue-Cured Tobacco for production. With the exception of filters, US Flue-Cured will procure all materials, manufacture, package, and ship to order. The company believes US Flue-Cured's annual manufacturing capacity is sufficient to meet its short and long-term needs. Filters will be sourced from the largest domestic filter manufacturer, as well as several European alternatives. Tobacco leaves and filter compound material is readily available through a variety sources.

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



During the three months ended March 31, 2007 the Company had income of $ 41,579. This income is the result of other income due to a forgiveness of debt in the amount of $120,000. The Company, prior to this other income, had a net loss of $ 78,421. The loss is primarily the result of general and administrative expenses of $46,956 and interest expense of $31,465.



PATENT LICENSE AGREEMENT

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

LIQUIDITY AND CAPITAL RESOURCES

We began shipping cigarettes in the US during January 2006 with shipments to several states resulting in revenue of $215,741 for the six months ended June 30, 2006. Sales after June 30, 2006, have been minimal.

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

Wellstone is currently not marketing its products due to lack of financial resources and will not be able to resume marketing until it can obtain financing. Pending receipt of financing, the officer and director has been advancing cash to the Company.

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

WELLSTONE FILTERS, INC.

Date: March 31, 2007

                                        By /s/ Learned J. Hand
                                        -----------------------------
                                        Learned J. Hand
                                        Chief Executive Officer and
                                        Acting Chief Financial Officer
                                        (Principal Executive and
                                         Financial Officer)