Form 10QSB
period 2007-06-30
WELLSTONE FILTERS INC /DE/
filed 2007-08-14
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

                 For the quarterly period ended June 30, 2007

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



                                Yes [  ] No [X]

The number of shares outstanding of the issuer's classes of Common Stock, as of June 30, 2007.


Title of Class                  Number of Shares outstanding at  June 30, 2007
--------------			----------------------------------------------
Common Stock, $.001 par value			     105,949

Transitional Small Business Format      Yes  [ ] No  [X]







ITEM 1. FINANCIAL STATEMENTS

                            WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED BALANCE SHEETS


						 Unaudited	  Audited
						  June 30,	December 31,
	 					    2007 	   2006
						-----------	-----------
ASSETS
Current Assets
Cash and cash equivalents 	 		$        -- 	$       657
						-----------	-----------
 Total current assets 	     				 -- 		657

Furniture and equipment, net 			      4,235	      7,472
						-----------	-----------
Total Assets 	 				$     4,235 	$     8,129
						===========	===========

LIABILITIES
Current Liabilities
Current portion of long term debt 		$ 2,250,000 	$ 2,250,000
Accounts payable 	     			    568,194	    669,981
Related party accounts payable 			    100,535 	     55,584
Accrued expenses 				  1,167,433 	  1,104,502
Notes payable to affiliate 	       		     59,200 	     59,200
						-----------	-----------
 Total current liabilities 	 		  4,145,362	  4,139,267

 Total liabilities 	  			  4,145,362	  4,139,267

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
    1,000,000 shares authorized;
    no shares issued and outstanding       		 --	         --

   Common stock, $.001 par value,
    100,000,000 shares authorized:
    105,949 and 10,433,760 outstanding
    respectively 	       			     106 	     10,434
Additional paid in capital 			 28,264,340 	 28,254,012

Accumulated deficit 				(32,405,573)	(32,395,584)
						-----------	-----------
Total stockholders' deficit 			 (4,141,127)	 (4,131,138)

Total liabilities & equity 	 		$     4,235 	$     8,129
						===========	===========


The accompanying notes are an integral part of the financial statements.





                            WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)






						      Six Months Ended		  Cumulative
						          June 30,		    Amounts
						--------------------------- 	     Since
						   2007		    2006	   Inception
										  (Feb. 1998)
						----------	-----------	---------------
Revenues	 				$	-- 	$   215,741     $	258,193

Cost of Sales	    					-- 	    232,430 		273,075
						----------	-----------	---------------
Gross Profit						--	    (16,689) 		(14,882)

Expenses:
   General and administrative expense	   	    67,058 	    905,294 	     31,214,610
   Research and development expense	          	-- 		 -- 		237,269
						----------	-----------	---------------
   Loss from operations	   			   (67,058)	   (921,983)	    (31,466,761)

Interest Expense	        		    62,930 	    309,812	      1,285,886
						----------	-----------	---------------
   Loss before income taxes	   		  (129,988)	 (1,231,796)	    (32,752,647)

   Forgiveness of debt				   120,000	         -- 		347,074
						----------	-----------	---------------
Income Tax Benefit					--		 --		     --
     Net loss	 				$   (9,988)	$(1,231,796)	$   (32,405,573)
						==========	===========	===============
Basic and diluted weighted average number
  of common shares outstanding	              	 1,756,611 	 10,425,760 	         94,617
						==========	===========	===============
Basic and Diluted Net Loss Per Share	 	$    (0.01)	$     (0.12)	$       (342.00)
						==========	===========	===============



The accompanying notes are an integral part of the financial statements.


                            WELLSTONE FILTERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



						      Six Months Ended		  Cumulative
						          June 30,		    Amounts
						--------------------------- 	     Since
						   2007		    2006	   Inception
										  (Feb. 1998)
						----------	-----------	---------------
Cash from operating activity:
  Net income/(loss) 				$   (9,988)	$(1,231,796)	$   (32,405,573)
  Adjustments to reconcile net
   loss to net cash used in
operating activities:
  Issuance of common stock for services 	        -- 	         -- 	     10,860,000
  Issuance of stock options for services 	        -- 		 --	        654,946
  Issuance of stock options to employees
     as compensation 	                   		-- 	         -- 	     15,475,000
  Amortization of debt discount 	       		-- 	    255,000 	      1,020,000
  Depreciation 					     3,236	      2,628 	         21,359
  Rental expense forgiven by officer
     and board member 	                   		-- 	         -- 	         29,400
  Loss on disposal of furniture 	                -- 	         -- 	          1,795
  (Increase) / decrease in accounts receivable 	    	--	   (220,826)		     --
  (Increase) / decrease in inventory 			--	   (199,705)		     --
  Increase/(decrease) in bank overdraft 		45		 --         	     45
  Increase / (decrease) in accounts payable	  (101,787)	    137,221		568,194
  Increase in related party accounts payable 	    44,907 	      2,368	         95,243
  Increase in accrued expense 			    62,930 	    285,466 	      1,161,513
						----------	-----------	---------------
  Net cash used in operating activity 	 	$     (657)	$  (969.644)	$    (2,518,078)

Cash flow from investing activities 	                --
  Purchase of fixed assets 	                   	-- 	         --	        (16,222)

Cash flows form financing activities:
  Proceeds from sale of common stock 	          	-- 	     28,000 	        199,000
  Proceeds from exercise of stock options 	        -- 	         -- 	         26,000
  Proceeds form long-term debt 				-- 	    750,000	      2,250,000
  Member contribution of equity 	                -- 	         -- 	            100
  Proceeds from related party notes payable 	        -- 	         -- 	         59,200
						----------	-----------	---------------
  Net cash provided from financing activities 		-- 	    778,000	      2,534,300

  Net increase/(decrease) in cash
	and cans equivalents 	     		      (657)	   (191,644)		     --
						----------	-----------	---------------
Cash and cash equivalents at
	 beginning of period       		       657 	    233,426 	             --

Cash and cash equivalents at
	 end of period 	 			$       -- 	$    41,782 	$            --
						==========	===========	===============






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

Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange 2,800,000 shares of the Registrant's Common Stock. This transaction was accounted for as a reverse acquisition. All share amounts are after giving effect to a 5-for-1 forward stock split effected in July 2003, a .40 for one stock dividend effected in October 2003 and a 3-for-1 forward stock split effected in September 2004 and a 1-for-25 reverse split effective June 2006 and a 1-for-100 reverse stock split effective June of 2007.

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

2. RELATED PARTY TRANSACTIONS

The related party notes payable consist of loans from officers of the Company. The amounts are unsecured, bearing interest at 8% and 5% and are due on demand. Accrued interest on the notes was $28,317 and $25,387 at June 30, 2007 and December 31, 2006, respectively.

Related party accounts payable include amounts due to an officer of the Company and the brother of an officer of the Company.

3. STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) NO. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Because no stock options or warrants vested during the six months ended June 30, 2007 and 2006, pro forma net loss and net loss per share is the same as the net loss and net loss per share as reported.

4. WEIGHTED AVERAGE SHARES

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 140,900 and 11,450 shares of common stock at prices ranging from $1.75 to $25.00 per share were outstanding at September 30, 2006 and 2005, respectively, but were excluded for the calculation of diluted earnings per share because the effect of the stock options was anti- dilutive.

Options to purchase 12,290 and 14,090 shares of common stock at prices ranging from $1.75 to $25.00 per share were outstanding at June 30, 2007 and 2006, respectively.

5. COMMON STOCK

In May of 2007 there was a 1-for-100 reverse stock split which was accounted for retroactively.

6. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to June 30, 2007.

7. INVENTORY

The Company has no inventory as of period ending June 30, 2007 due to an obsolescence charge in the 4th quarter of 2006.


8. LIQUIDITY

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



During the six months ended June 30, 2007 the Company had a loss of $ 9,988. This loss is the result of other income due to a forgiveness of debt in the amount of $120,000 in addition to general and administrative expenses of $67,058 and interest expense of $62,930.



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

Members of management, and their affiliates, own 75,383 shares of common stock, on a fully diluted basis, or 65.7% of the common stock. As such, such individuals have substantial influence and control over matters voted upon by stockholders (such as the election of the directors to the Board of Directors of Wellstone, mergers and sale of assets involving Wellstone and other matters upon which stockholders of Wellstone vote). This power, in turn, gives them substantial control over the business and operations of Wellstone.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006, De Joya Griffith & Co, our independent registered public accounting firm, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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


Date: August 14, 2007

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