Form 10QSB
period 2007-09-30
WELLSTONE FILTERS INC /DE/
filed 2007-11-19
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

               For the quarterly period ended September 30, 2007

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



                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.



                                Yes [ ] No [X]

The number of shares outstanding of the issuer's classes of Common Stock as of
November 12, 2007.				105,989

Common Stock, par value $.001
Title of Class


Transitional Small Business Format      Yes  [ ] No  [X]


ITEM 1. FINANCIAL STATEMENTS

                            WELLSTONE FILTERS, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                          CONSOLIDATED BALANCE SHEETS

                                                          Unaudited
ASSETS                                                September 30, 2007
							-------------

Current Assets:
Cash and cash equivalents                              	$           -
							-------------
Total Current Assets                                                -

Furniture and equipment, net                                    2,617
							-------------
Total Property and Equipment                                    2,617
   							-------------
Total Assets                                            $       2,617
							=============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                        $     553,194
Accounts payable - related party                              116,728
Accrued expenses                                            1,198,898
Notes payable						    2,250,000
Note payable to affiliate                                      59,200
							-------------
Total Current Liabilities                                   4,178,020
							-------------
Total Liabilities                                           4,178,020
							-------------
Stockholders' Deficit:
Preferred stock, $0.001 par value, 1,000,000
  shares authorized; no shares issued and outstanding               -

Common stock, $0.001 par value, 100,000,000 shares
  authorized; 105,989 shares outstanding.                         106
Additional paid in capital                                 28,264,340
Deficit accumulated during the development stage          (32,439,849)
							-------------
Total stockholders' deficit                                (4,175,403)
							-------------
Total liabilities & stockholders' deficit               $       2,617
                                                        =============

   The accompanying notes are an integral part of the financial statements.













                            WELLSTONE FILTERS, INC.

                         (A DEVELOPMENT STAGE COMPANY)



                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                        THREE MONTHS ENDED             NINE MONTHS ENDED               INCEPTION
                                                           SEPTEMBER 30                   SEPTEMBER 30              (FEB. 1998) TO
 						    ------------- -----------	    ------------- -------------	   ------------------

Revenues                                            $ 		- $ 	6,475       $		- $     252,769    $	      258,193

Cost of Sales							-       6,723           	-       269,707        	      273,075
						    ------------- -----------	    ------------- -------------	   ------------------
Gross Profit							-        (248)           	-       (16,938)	      (14,882)

Expenses:
   General and administrative expense			    2,811     190,171         	   69,870     1,173,114	           31,217,420
   Research and development expense				-           -               	-        10,053       	      237,269
						    ------------- -----------	    ------------- -------------	   ------------------
   Loss from operations					   (2,811)   (190,419)       	  (69,870)   (1,200,105)   	  (31,469,571)

Other income (expense):
 Interest expense                                  	  (31,465)   (158,684)       	  (94,396)     (468,496)           (1,317,351)
  Forgiveness of debt                                           -           -    	  120,000             -		      347,074
						    ------------- -----------	    ------------- -------------	   ------------------
   Total other income (loss)				  (31,465)   (158,684)       	  (25,604)     (468,496)             (970,277)

     Net loss					     $	  (34,277)  $(349,103)       $	  (44,266)  $(1,668,602)   $ 	  (32,439,849)
						     ============   =========	     ============   ===========	   ==================
Basic weighted average number of common shares            105,989     105,989             105,989       105,989
outstanding
						     ============   =========	     ============   ===========
Basic net loss per share			     $	    (0.32)  $   (3.29)       $	    (0.42)  $    (15.74)
						     ============   =========	     ============   ===========

   The accompanying notes are an integral part of the financial statements.











                            WELLSTONE FILTERS, INC.

                         (A DEVELOPMENT STAGE COMPANY)



                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                                     INCEPTION
                                                                                    NINE MONTHS ENDED             (FEB. 1998) TO
                                                                                      SEPTEMBER 30                      TO
                                                                                 2007             2006          SEPTEMBER 30, 2007
										-----------   -----------	------------------

CASH FROM OPERATING ACTIVITIES:
    Net loss                                                                	$   (44,266)  $(1,668,602)      $      (32,439,849)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Issuance of common stock for services 						  -             -		10,860,000
       Issuance of stock options for services                                             -             -                  654,946
       Issuance of stock options to employees as compensation                             -             -           	15,475,000
       Amortization of debt discount                                                      -       382,500	         1,020,000
       Depreciation                                                                   4,855         4,247	            22,977
       Rental expense forgiven by officer and board member                                -             -                   29,400
       Loss on disposal of furniture                                                      -             -                    1,795
       Gain on forgiveness of debt                                                 (120,000)            -          	  (120,000)
       Change in operating assets and liabilities:
       (Increase) in accounts receivable                                                  -      (227,074)			 -
       (Increase) in inventory                                                            -      (198,104)			 -
       Increase in bank overdraft                                                         -             -			45
       Increase/(decrease) in accounts payable                                        3,213       229,101                  673,194
       Increase in accounts payable - related party                                  61,145        17,368        	   111,436
       Increase in accrued expense                                                   94,396       450,609         	 1,192,978
										-----------   -----------	------------------
          Net cash used in operating activities                             	$      (657)  $(1,009,955)      $  	(2,518,078)

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                 		  -		-		   (16,222)
										-----------   -----------	------------------
          Net cash used in investing activities                                           -             -                  (16,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                    -        28,000                  199,000
    Proceeds from exercise of stock options                                               -             -                   26,000
    Proceeds from long-term debt                                                          -       750,000         	 2,250,000
    Member contribution of equity					 		  -             -	               100
    Proceeds from note payable to affiliate                                               -             -                   59,200
										-----------   -----------	------------------
         Net cash provided from financing activities                                      -       778,000	         2,534,300
    Net decrease in cash and cash equivalents                                         (657)      (231,955)			 -
										-----------   -----------	------------------
Cash and cash equivalents at beginning of period                                       657        233,426

Cash and cash equivalents at end of period                                   	$        -    $     1,471  	$		 -
										-----------   -----------	------------------
Cash paid for:
Taxes 									        $         -   $  	-	$       	 -
Interest                   							$	  -   $		-	$	         -



   The accompanying notes are an integral part of the financial statements.





                            WELLSTONE FILTERS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented.. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 84,000 shares of the Registrant's Common Stock. This transaction was accounted for as a reverse acquisition. All share amounts are after giving effect to a 5-for-1 forward stock split effected in July 2003, a .40 for one stock dividend effected in October 2003 and a 3-for-1 forward stock split effected in September 2004, a 1-for-25 reverse split effective June 2006 and a 1-for-100 reverse stock split effective June of 2007.

The Company is engaged in the development and marketing of a proprietary cigarette filter technology and the Wellstone brand of cigarettes utilizing its patented reduced risk filter. On January 5, 2006, Wellstone announced that it had launched its brand in the United States with shipments to Phoenix, Arizona. The Company subsequently announced that it had shipped the Wellstone brand to Chapel Hill, NC and Richmond, Virginia and has partnered with a major supplier of convenience stores in the Southeastern United States to carry the Wellstone brand family. The Company is not currently generating any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

These Consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation..



2  -  GOING CONCERN

The Company incurred a net loss of $34,277 and $349,103 for the three months ended September 30, 2007 and 2006 and $44,266 and $1,668,602 for the nine months ended September 30, 2007 and 2006. The Company's liabilities exceed its assets by $4,175,403 as of September 30, 2007. The Company's sole operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.







                            WELLSTONE FILTERS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                  (continued)

3-  NEW ACCOUNTING PRONOUNCEMENTS

Recently Enacted Accounting Standards - In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company does not believe that the adoption of FIN 48 will have any effect on the consolidated financial statements.

4 -. RELATED PARTY TRANSACTIONS

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand. Accrued interest on the notes was $29,782 and $25,387 as of September 30, 2007 and December 31, 2006, respectively.

Accounts payable - related party include amounts due to an officer of the Company and the brother of an officer of the Company.

5. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2007. The Company recorded other income in the nine months ended September 30, 2007 of $120,000 from forgiveness of debt in connection with the granting of a license to its technology outside the United States.

During the three months ended March 31, 2006, the Company received $2,000 from the exercise of stock options.


6. LIQUIDITY

The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 and has shipped all brand styles to Arizona, Louisiana, North Carolina, Virginia and California. Additionally, the Company has partnered with several suppliers of convenience stores in the Southeastern and the West Coast to carry the Wellstone brand family. Even though the Company's net revenue increased 241% for the second quarter over the first quarter it continued to have a deficit in working capital and stockholders' deficit, and continued to incur losses. Although sales were increasing, the Company continued to suffer from a negative gross margin on its cigarettes; which was part of the Company's strategy to obtain market share and entry into the competitive cigarette marketplace. Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding. Faced with inadequate cash resources to fund the market introduction of its products; management determined to suspend further marketing activity.

7 - NOTES PAYABLE

Wellstone Filters, Inc. received $250,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated May 17, 2006. This Note is not associated with the prior promissory notes which had been issued in 2006 and 2004. The Company borrowed the principal amount of $250,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of
(a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such mount is due on the maturity of the Note.

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

SUSPENSION OF MARKETING PROGRAM

The Company does not forecast any sales for the future until it is able to obtain financing. All employees and officers have been dismissed or have resigned except for the Company Chief Executive Officer.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2007 the Company had a loss of $42,266. This loss is the result of general and administrative expenses of $ 69,870 and interest expense of $ 94,396, offset by gain from the forgiveness of debt in the amount of $120,000. See "Patent License Agreement" below.

PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex, BV, the supplier of the patented filter compound used in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights for all countries excepting the United States of America and its territories and possessions. Glycanex agreed to pay Wellstone a 3% royalty on net sales which exceed the minimum threshold of Euro 500,000. The consideration for the granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound. As of September 30, 2007, no royalties have been paid to Wellstone, and to the knowledge of Wellstone at this time no royalties are due.

LIQUIDITY AND CAPITAL RESOURCES

We began shipping cigarettes in the US during January 2006 with shipments to several states. Almost all of the Company's sales in 2006 took place prior to June 30, 2006 ($215,741 for the six months ended June 30, 2006) with only minimal sales in the quarter ended September 30, 2006. There have been no sales or revenues in the nine months ended September 30, 2007

Wellstone Filters, Inc. received $250,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated May 17, 2006. This Note is not associated with the prior promissory notes which had been issued in 2006 and 2004. The Company borrowed the principal amount of $250,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of
(a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

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

Our activities to date have been limited to seeking capital; seeking sources of supply and development of a business plan. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. The Company will be required to engage in debt or equity transactions to satisfy cash needs. Management does not believe that it is presently able to raise the required funds for operations, and so it has suspended operations.

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

To date, Wellstone's activities have been limited to research and development, product testing and initial marketing. We have not received any significant revenues or income since inception and, even though sales and marketing of the Wellstone brand began in January 2006, Wellstone might not be able to find a market for its products, achieve a significant level of sales or attain profitability. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise. Wellstone might not be able to grow in the future or attain profitability. Wellstone might not be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

The report of our independent registered public accounting firm included in the audited financials in our most recent Annual Report on Form 10-KSB as of December 31, 2006 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December 31, 2006 consolidated financial statements included in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on May 15, 2007, an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital.

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

The Penny Stock rules apply to the trading of our stock. Wellstone's common stock does not meet the listing requirements for any trading market other than the Pink Sheets LLC or the OTC Bulletin Board. Consequently, the liquidity of Wellstone's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of Wellstone, and lower prices for Wellstone's securities than might otherwise be attained.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on our evaluation , we concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

                          PART II. OTHER INFORMATION

ITEM 6.EXHIBITS

Exhibits

31. Certifications

31.1 Certification of Learned J. Hand as Chief Executive and Financial Officer

32. Certifications

32.1 Certification pursuant to 18 U.S.C. Section 1350 of Learned J. Hand as Chief Executive and Financial Officer



                                  SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLSTONE FILTERS, INC.

Date: November 19, 2007

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