Form 10KSB
period 2007-12-31
WELLSTONE FILTERS INC /DE/
filed 2008-03-25
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-28161

WELLSTONE FILTERS, INC.

(Exact name of small business issuer in its charter)

                         Delaware

33-0619264

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

300 Market Street, Suite 130-13

Chapel Hill, North Carolina

27516

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

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2008 was $28,951 based on a closing bid price of $.125 per share as of March 23, 2008

The number of shares outstanding of the issuer's classes of Common Stock as of March 25, 2008

Common Stock, $.001 Par Value – 105,989  Shares

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

GENERAL

Wellstone Filters, LLC ("Wellstone LLC") was founded in February, 1998 by Dr. Carla Cerami Hand at Cerami Consulting Company.  Cerami Consulting Corp was investigating the negative health impact of cigarette smoking.  As an outgrowth of  this  work,  Cerami  Consulting decided to investigate the  possibility  of developing a filter technology  that would remove carcinogens without impacting flavor.  As a result of their research,  Cerami  Consulting  filed for U.S. and international patents on the technology and licensed it and related  patents to Wellstone  LLC  for  potential  commercialization.  Two U.S. patents have  been issued (1) U.S. Patent 6,119,701:  filed  -  Feb  13, 1998: issued- September 19, 2000:  valid  until 2018 and (2) U.S. patent 6,615,842:  filed-June  26,  2000: issued-September  9,  2003:  valid  until  2020).   International  patents  are pending.   The  patents  are held by Cerami Consulting, however the Company has the perpetual, exclusive worldwide  rights  to the use and commercialization of the patents and the technology related to the patents.  The Company  sublicensed the technology outside the United States in January 2007.

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

In the quarter ended September 30, 2006, the Company continued to suffer from a negative gross margin on its cigarettes, which was part of the Company's strategy to obtain market share and entry into the competitive cigarette marketplace.  Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding.  Faced with inadequate cash resources to fund the market introduction of  its  products,  management determined  to suspend further marketing activity.  As a result, sales in the quarter ended September 30, 2006 fell to only $6,475, and Wellstone had no significant sales for the remainder of the year ended December 31, 2006.  All employees and officers have been dismissed or have resigned, except for the Company Chief Executive Officer. The Company has negotiated with it suppliers for time to obtain financing and continue its business, but there is not a high probability that financing can be obtained that is not unduly dilutive to the Company shareholders. Currently the Company has no sales and is seeking financing in order to re-enter the market.

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

Sales and marketing of the Wellstone brand began in the first quarter of calendar 2006. Our sales were limited and were carried out with a negative gross margin in order to obtain market share. Marketing efforts were suspended in the third quarter of 2006. Wellstone may not be able to find an adequate market for its products, achieve a significant level of sales or attain profitability.  As a result  of  the  significant operating expenses related to start up operations, Wellstone had a loss of $2,772,581 for the year ended December 31, 2006. We had a loss of $71,193 from operations and a net loss of $77,054 in 2007. We do not have financing at this time to resume marketing operations, and we had to write off stale and obsolete inventory during the last quarter of 2006. Wellstone may not be able to resume marketing, or attain profitability.  Wellstone may not  be  able to implement its business plan in accordance with its internal forecasts or at a level  that meets the expectations of investors.

The report of our independent registered public accounting firm included in this Annual Report on Form 10-KSB contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December  31,  2007 consolidated  financial  statements included herein an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital.

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

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse effect on our ability to operate our business.   Please see Item 8A - Controls and Procedures for more information regarding the measures implemented in 2005, as well as those that we  implemented in 2006.  Each remedy is designed to remediate the deficiencies in our internal controls.  In addition, even after  the remedial measures discussed in  Item 8A - Controls and Procedures are fully implemented, our internal controls may not prevent all potential errors or fraud,  because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

Members of management, and their affiliates, own 71773 shares of common stock, on a fully diluted basis, or 65.7% of the common stock.  As such, such individuals have substantial influence and control over matters voted upon by  stockholders  (such  as  the election of the  directors  to  the  Board  of Directors of Wellstone, mergers  and  sale  of  assets  involving Wellstone and other matters upon which stockholders of Wellstone vote).  This power, in turn, gives them substantial control over the business and operations of Wellstone.

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

Even though our filter technology has proven  to  be  effective,  tobacco companies  are  now  prohibited from making any claims around the safety of  an ingredient, filter or  process  utilized  in cigarette manufacturing.  However, because our test marketing indicates that our  package design and product taste is acceptable, management feels that the brand will  be  successful  if  we get consumer trial and are able to maintain adequate distribution channels. We believe that our sales in the first half of 2006 justified management’s assessment of the potential success of the brand. Wellstone did not conduct any formal taste tests, but feedback from smokers indicated that Wellstone cigarettes had high taste acceptance. Unfortunately, Wellstone had to suspend marketing in the third quarter of 2006 due to lack of finances. We do not know when, if ever, we will be able to continue marketing and resume sales.

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

The international rights to our technology have been licensed to Glycanex, NL, as set forth under the caption “Marketing.”

EMPLOYEES

As  of  December  31,  2007, we had only one employee, our Chief Executive Officer, and a part-time controller.  Pending resumption of marketing, we do not intend to add additional employees at this time.

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

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

(a)  Market Information

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol WLSF.OB from May, 2003 to June 29, 2006, when the symbol was changed to WFLT.OB in connection with a 1-for-25 reverse stock split, and under the symbol WFLR.PK on the Pink Sheets LLC from June 7, 2007, when a 1-for-100 reverse stock split was effected.   The high and low sales prices for the common stock were as follows:

Quarter Ended

High

Low

December 31, 2007

$

8.75

$

2.00

September 30, 2007

15.00

4.00

June 30, 2007

21.00

9.00

March 31, 2007

25.00

10.00

December 31, 2006

$

75.00

$

10.00

September 30, 2006

350.00

60.00

June 30, 2006

700.00

325.00

March 31, 2006

1400.00

725.00

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board or Pink Sheets, LLC and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Holders

As of December 31, 2007, there were approximately 143 record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2007

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

7,200

$250.00

9,600

Plans approved by

Security holders

Equity compensation

0

0

0

Plans not approved

By security holders

Total

7,200

$250.00

9,600

(e)

Sales of Unregistered Securities during the year ended December 31, 2007

None.

(f) Company repurchases of common stock during the years ended December 31, 2007 and 2006.

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

Wellstone has received approval from the Federal Trade Commission (FTC) and the National  Association  of Attorneys Generals (NAAG) and has been added  to  the list of approved brands  in  thirty  one states. We have initiated the process for approval in the remaining states but are not actively prosecuting approval due to lack of funds and uncertainty about the Company’s future marketing. Wellstone has signed a multi-year manufacturing contract with US Flue-Cured  Tobacco  for production. With the exception of filters, US Flue- Cured will procure all materials,  manufacture, package, and ship to order. The Company believes US Flue-Cured's annual manufacturing capacity is sufficient to meet its short and long-term needs.  Filters  will  be sourced from the largest domestic filter manufacturer, as well as several European alternatives. Tobacco leaves  and  filter compound material is readily available  through  a  variety of sources.

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

Wellstone had a loss from operations of $71,193 in the year ended December 31, 2007. These expenses reflect sales of $0, and operating expenses associated with the inactivity of the company. Interest expenses of $125,861 related to the outstanding debt to debenture holders and management. There was a gain of $120,000 from the forgiveness of debt associated with the international license of the technology to a supplier. The Company had a loss of $ 2,772,581for the year ended December 31, 2006.  The loss is primarily the result of general and administrative expenses of $2,389,852 and  interest  expense  of $584,868.  General  and  administrative expenses  include  employee wages  of  $546,905 , promotional  material  of $44,573 and write off of stale inventory of $589,899.As of December 31, 2006, the Company owed its manufacturer, US Flue Cured Tobacco Growers, $542,261 and also had an accounts receivable from its manufacturer in the amount of $227,074.  US Flue Cured and the Company agreed to offset these amounts, with the result that the Company owes US Flue Cured Tobacco Growers $315,187 as of December 31, 2006. Other income of $227,074 resulted from write off of accounts receivable owed as uncollectible as of December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

We began shipping  cigarettes  in  the US during January 2006 with shipments to several states resulting in revenue  of  $258,194  for  the  year  ended December 31,  2006. We currently have no sales and no cash to fund operations. An officer and director is advancing funds to Wellstone for its cash requirements.

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

The report of our independent registered public accounting firm included in the audited financials contains an explanatory  paragraph  expressing  substantial  doubt  about  our  ability  to continue as a going concern.

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

Management  is responsible for establishing and maintaining  adequate  internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of  financial   reporting  and  the  preparation  of  financial  statements  in accordance  with GAAP.  Management  determined  that  there  were  no  material weaknesses in our internal control over financial reporting as of December 31, 2006. A material  weakness  is  a control deficiency, or combination of control deficiencies  that  results  in  a  more  than  remote  likelihood  a  material misstatement  of  the  annual  or interim  financial  statements  will  not  be prevented or detected.

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

Members of management,  and  their  affiliates,  own 71,77,3 shares of common stock, on a fully diluted basis, or 65.7% of the common  stock.  As  such, such individuals have substantial influence and control over matters voted  upon  by stockholders  (such  as the election of the directors to the Board of Directors of Wellstone, mergers  and sale of assets involving Wellstone and other matters upon which stockholders  of  Wellstone  vote)  This power, in turn, gives them substantial control over the business and operations of Wellstone.

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

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 12, 2008, Wellstone Filters, Inc. (the “Company”) terminated its relationship with  De Joya Griffith & Company, LLC (“De Joya Griffith”), the principal accountant previously engaged to audit the Company’s financial statements.  The Company’s board of directors approved the dismissal of  De Joya Griffith. The audit reports of De Joya Griffith on  the Company’s financial statements for the fiscal years ending December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal year ending  December 31, 2007 and 2006 including the subsequent interim periods since engagement through January 12, 2008,  the date of termination, the Company had no disagreements with De Joya Griffith with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.  Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused De Joya Griffith to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending December 31, 2006, including the subsequent interim periods since engagement through January 12, 2008, the date of De Joya Griffith’s termination, the Company (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The Company provided De Joya Griffith with a copy of the Form 8-K reporting this change. The Company requested that De Joya Griffith furnish the Company with a letter to the Securities and Exchange Commission stating whether De Joya Griffith agreed with the above statements. A copy of that letter dated January 12, 2008 is filed as an Exhibit to the Form 8-K.

On January 12, 2008 the Registrant engaged Black Wing Group,,LLC as its new independent.  Prior to the engagement of Black Wing Group. LLC, the Registrant did not consult with Black Wing Group, LLC on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements.

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

Fiscal 2007

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual

Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal 2005

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

The  deficiencies  in our internal controls  related  to  accounting  for equity transactions, including  the  issuance  of  stock  and stock options for services.   The disclosure controls deficiencies related to  the  statement  of stockholders  equity  and  footnote  disclosure of information required by U.S. generally  accepted  accounting principles.   The  adjustments  to  record  the issuances of stock and  stock  options  for  services  or  compensation and the footnote disclosure deficiencies were detected in the audit  process  and  have been  appropriately  recorded  and disclosed in this Form 10-KSB.  Based on our evaluation and the deficiencies  identified  above,  we  concluded  that, as of December 31, 2005, our disclosure controls and procedures were not effective in timely  alerting  us  to  the  material  information  relating  to  us  (or our consolidated  subsidiaries)  required to be included in the reports we file  or submit under the Exchange Act.  We are in the process of improving our internal control over financial reporting  in  an effort to remediate these deficiencies through improved supervision and training  of  our  staff  as  well as required notices  provided to senior management simultaneous with all equity  issuances. These deficiencies  have  been disclosed to our Board of Directors.  Additional effort is needed to fully remedy  these  deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.  We are implementing  the  following  controls and procedures  to  ensure  that  future issuances of securities are properly  disclosed on Current Reports and included in and reflected on Quarterly and Annual Reports.

The  Chief  Financial Officer  of  the  Company  shall  receive written notification  simultaneous  with  or  immediately  after all issuances  of  securities  authorized  by the Board of Directors  or granted by the Chief Executive Officer of  the Company, in the event  that the Board of Directors grants the Chief  Executive  Officer the  ability to issue securities.  Prior  to  providing  any  Quarterly or Annual Reports to the Company's  independent  registered  public  accounting  firm,  the  Chief  Financial Officer  shall  contact  the  Company's  transfer  agent  and  request  a statement specifying the number  of  outstanding shares at the end of the period, a list of all issuances during  such period and a list of parties  to whom such securities were issued;

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

49

Chief Executive Officer, acting Chief Financial Officer, and Director

Learned Jeremiah Hand, Chief Executive Officer

Mr. Hand joined Wellstone in March, 2000. He has been Chief Executive Officer and a director since March 2000 and Acting Chief Financial Officer since September, 2006.  From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer.  From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility.  In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com.  In March 2000, Mr. Hand began to devote a significant portion of his time to Wellstone.  He now dedicates 30% of his time to Wellstone.  From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter.  He has a BA cum laude from Amherst College.

Code of Ethics

Wellstone  has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. Wellstone intends to adopt a code of ethics during calendar 2008.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Wellstone's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish Wellstone with copies of all Section 16(a)  forms  they file.  During the year ended December 31, 2007, Wellstone believes that Learned Jeremiah  Hand  and  Samuel M. Veasey failed to file the reports required by Section 16(a) of the Exchange  Act,  including  Forms  3,  4 and 5. Based  on  representations submitted by such people.  Wellstone does not believe that such individuals purchased or sold any Wellstone Common Stock during 2007.

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

Summary Compensation Table

ANNUAL COMPENSATION

LONG TERM COMPENSATION

Name and

Other Annual

Awards

Payouts

All

Principal Position

Year

Salary

Bonus

Compensation

Other

Restricted

Options/

 LTIP

Stock ($)

SARs(#)

Payouts ($)

2007

$0

           0

          0

     0

         0

          0

 Learned Jeremiah Hand

2006

$20,000

0

0

0

0

7,200

0

 CEO

2005

48,000

0

0

0

0

 Samuel Veasey                      2007             $0

CFO

2006           $20,000

2005           $48,000

72

In connection with his appointment to the Board of Directors of Wellstone in January 2003, Dr. Goyan was granted incentive stock options to purchase 210 shares of common stock for $11.90 per share.  In connection with his election as Chief Financial Officer in September 2004, Mr. Veasey was granted options to purchase 1,800 shares at $250.00 per share. In September 2004 Mr. Hand was also granted options to purchase 7,200 shares at $250.00 per share. The above options were granted under Wellstone's 1994 Stock Option Plan, as such plan was amended and restated in 2004. Messrs. Goyan and Veasey’s options lapsed in 2006.

Option/SAR Grants in Year ended December 31, 2007 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

L. Hand

--

S. Veasey

--

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

L. Hand

0

$0

7,200(1)

$--(1)

S. Veasey

0

         $0

--

$--

(1)All options are exercisable.  Value based on closing price of the common stock of $1.25 on March 23, 2008, less exercise price.

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

Name and Address

Common Stock

Percentage

Learned Jeremiah Hand(1)(2)

71,773

66.3%

Chief Executive Officer

Carla Cerami Hand, MD,PhD(1)(2)

71,773

66.3%

 Anthony Cerami, PhD(1)(3)

11,574

11.5%

All officers and directors

  as a group (2 persons)

71,773

66.3%

* less than 1%

(1)

The business address of each of these persons is300 Market Street, Suite 130-13, Chapel Hill, North Carolina 27516

(2)

Ms. Cerami Hand and Mr. Learned Jeremiah Hand are wife and husband.  The 71,773 shares listed as beneficially owned by Mr. Learned Jeremiah Hand include 55333 shares which are controlled by Carla Cerami Hand, as stated below; 7,200 shares issuable upon exercise of stock options, and 9,240 shares held through a family limited partnership controlled by him.  Mr. Hand disclaims beneficial ownership of such 55,333  shares.  Ms. Cerami is the sole limited partner of a partnership which holds 46,093 shares and also controls 9,240 shares held via a trust, and may be deemed to beneficially own the 16,440 shares controlled by Learned Jeremiah Hand.  She disclaims beneficial ownership of the 16,440 shares controlled by Learned Jeremiah Hand.

(3)

Dr. Anthony Cerami is the father of Carla Cerami Hand. Shares are held in a trust.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Learned Hand, an officer and director, advanced $24,298  to Wellstone for expenses which had not been reimbursed as of December 31, 2005.  Mr. Learned Hand advanced an additional $15,000 to Wellstone for operating expenses in September 2006 that has not been reimbursed as of December 31, 2006.   A law firm controlled  by a brother of Learned Hand advanced funds on behalf of  Wellstone from time to  time  prior to calendar  2006,  and as of December 31, 2006 and 2007 the amount unreimbursed to the law firm was $16,286.  The  highest amount owing to the law firm during 2006 or 2007  was $16,286.

Mr. Learned J. Hand has advanced the Company additional funds during  2007 in the amount of $61,144.  Mr. Hand is under no commitment to continue to advance funds to the Company.

Carla  Cerami  Hand  or  Cerami  Consulting  Corporation  and  an  entity controlled  by  Learned  Hand loaned various amounts to Wellstone for its capital requirements prior to the year ended December 31, 2006.   The  loans are due on demand, bear interest at 8% per annum and are represented by promissory  notes.   As  of December 31, 2007,  $29,935 had accrued as interest on these notes, none of which  had  been paid.  These  related  party  notes  payable totaled $59,200 as of December 31, 2006.

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

2.1.

Agreement and Plan of Reorganization, dated February, May 25, 2001, between the Registrant and Wellstone LLC.(2)

3.

Certificate of Incorporation and Bylaws

3.1.

Articles of Incorporation(1)

3.2

Articles of Amendment(2)

3.3

Bylaws(1)

3.4 Articles of Amendment increasing authorized common stock to 300,000,000 shares (5)

3.5 Articles of Amendment for reverse stock split. (10)

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

31.1

Certification of Chief Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a)(9).

32.1

Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(9).

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

(5) Incorporated by reference to the Company's amended Annual Report  on Form 10-KSB/A, dated December 31, 2004.

(6) Incorporated by reference  to the Company's  Current  Report on Form 8-K, dated December 25, 2005.

(7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2004.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2007.

(9) (7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2006.

(10) Filed herewith.

Item 14 Principal Accountant Fees and Services.

Audit Fees

Item 14 Principal Accountant Fees and Services.

      During the period covering the fiscal years ended December  31,  2007   our  principal  accounting  firm  Blackwing Group was paid audit fees of $2,000 for audit services performed in 2008. In fiscal 2007 we paid DeJoya Griffith & Co. $9,000 for reviews of our Quarterly Reports on Form 10-QSB. We paid DeJoya Griffith $24,000 in audit fees and $1,345 for EDGAR filing fees for $2006.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Blackwing Group LLC, as our independent registered public accounting firm, was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2008.

WELLSTONE FILTERS, INC.

By:/s/ Learned Jeremiah Hand

Learned Jeremiah Hand

CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 24, 2008.

By:

/s/Learned Jeremiah Hand

CEO and Director

Learned Jeremiah Hand

(principal executive officer and acting accounting and financial officer)

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wellstone Filters, Inc. (A Development Stage Company)

300 Market Street, Suite 130-13

Chapel Hill, North Carolina  27516

We have audited the accompanying balance sheet of Wellstone filters, inc. (A Development Stage Company) as of December 31, 2007, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the prior auditor, these financial statements referred to above present fairly, in all material respects, the financial position of Wellstone filters, inc. (A Development Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC

Issuing Office: Independence, MO

March 19, 2008

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

March 28, 2007

WELLSTONE FILTERS, INC.

[A Company in the Development Stage]

CONSOLIDATED BALANCE SHEETS

Audited

Audited

December 31,

December 31,

2007

2006

ASSETS

Current Assets

Cash and cash equivalents

$

--

$

657

Total current assets

--

657

Furniture and equipment, net

1,294

7,472

Total Property and Equipment

1,294

8,129

Total Assets

$

1,294

$

8,129

LIABILITIES

CURRENT LIABILITIES:

Current portion of long term debt

$

2,250,000

$

2,250,000

Accounts payable

553,194

669,981

Related party accounts payable

116,728

55,584

Accrued expenses

1,230,363

1,104,502

Notes payable to affiliate

59,200

59,200

Total Current Liabilities

4,209,485

3,389,267

Total Liabilities

4,209,485

4,139,267

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 1,000,000 shares

   authorized, no shares issued and outstanding

--

--

Common stock, $.001 par value, 300,000,000

   shares authorized: 105,989 and 10,433,760

   issued and outstanding, respectively

106

10,434

Paid in capital

28,264,340

28,254,012

Accumulated deficit

(32,472,637)

(32,395,584)

Total stockholders' deficit

(4,208,191)

(4,131,138)

__________________

_______________

Total liabilities & equity

$

1,294

$

8,129

The accompanying notes are an integral part of these financial statements.

WELLSTONE FILTERS, INC.

 [A Company in the Development Stage]

CONSOLIDATED STATEMENT OF OPERATIONS

Cumulative

For the Year ended

Amounts

December 31,

Since

Inception

2007

2006

(Feb. 1998)

Revenues

--

258,193

258,193

Cost of sales

--

273,075

273,075

Gross Profit

$

--

$

(14,881)

$

(14,882)

Expenses:

General and administrative expense

(71,193)

2,370,419

31,218,743

Research and development expense

--

10,053

237,269

Loss from operations

(71,193)

(2,395,353)

(31,470,894)

Interest Expense

125,861

584,868

1,348,817

Loss before income taxes

(197,054)

(2,980,221)

(32,819,711)

Forgiveness of debt

120,000

227,074

347,074

Net loss

(77,054)

(2,753,147)

(32,472,637)

Basic and diluted weighted average

number of common shares outstanding

105,989

10,433,760

Basic and Diluted Net Loss Per Share

$

(0.73)

$

(0.26)

The accompanying notes are an integral part of these financial statements.

WELLSTONE FILTERS, INC.

[A Company in the Development Stage]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

AS OF DECEMBER 31, 2007

Common Stock

Additional

______________________

Paid-in

Subscription

Accumulated

Shares

Amount

Capital

Receivable

Deficit

Total

__________

__________

___________

__________

__________

__________

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

Reclassification of members’

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

Balance, December 31, 2004

252,542,991

252,543

21,471,903

-

(20,947,564

776,882

Common stock issued for:

  Exercise of stock options

600,000

600

1,400

-

-

2,000

  Services

4,500,000

4,500

4,585,500

-

-

4,590,000

Stock options issued to employees

-

-

1,920,000

-

-

1,920,000

Employee subscription receivable

2,600,000

2,600

23,400

(26,000)

-

-

Net loss

-

-

-

-

(8,675,439)

(8,675,439)

Balance, December 31, 2005

260,242,991

$

260,243

$

28,002,203

(26,000)

$

(29,623,003)

$

(1,386,557)

Stock issued on exercise of options

                  600

                 1,400

Payment of Subscription Receivable

600,000

-

-

26,000

-

2,000

Net loss

-

-

-

-

(2,772,581)

26,000

Reverse Stock Split

(250,409,230)

(250,409)

250,409

-

-

(1,231,796)

Balance, December 31, 2006

10,433,760

$

10,434

$

28,254,012

-

$

(32,395,584)

$

(4,131,138)

Reverse Stock Split

   100:1 May 2007

(10,329,383)

(10,328)

10,328

Net loss

--

--

--

--

(77,054)

(77,054)

Balance, December 31, 2007

104,337

$

106

$

28,264,340

-

$

(32,472,637)

$

(4,208,191)

The accompanying notes are an integral part of this financial statement.

WELLSTONE FILTERS, INC.

[A Company in the Development Stage]

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

For the Year ended

Amounts

December 31,

Since

Inception

2007

2006

(Feb. 1998)

Cash from Operating Activities:

Net income/(loss)

$

(77,054)

$

(2,753,147)

$

(32,472,637)

Adjustments to reconcile net loss to net cash used

  in operating activities:

Issuance of common stock for services

--

--

10,860,000

Issuance of stock options for services

--

--

654,946

Issuance of stock options to employees as

  compensation

--

--

15,475,000

Amortization of debt discount

--

467,500

1,020,000

Depreciation

6,178

5,865

24,300

Rental expense forgiven by officer and board member

--

--

29,400

Loss on disposal of furniture

--

--

1,795

(Increase) in accounts receivable

--

--

--

(Increase) / decrease in inventory

--

391,796

--

Increase/(decrease) in bank overdraft

--

--

45

Increase in prepaid expense

--

--

--

Increase/(decrease) in accounts payable

(116,787)

300,470

553,194

Increase in related party accounts payable

61,145

17,368

111,436

Increase in accrued expense

125,861

559,380

1,224,443

Net cash used in operating activities

$

(657)

$

(1,010,769)

$

(2,518,078)

Cash flows from investing activities

Purchase of fixed assets

--

--

(16,222)

Cash flows from financing activities:

Proceeds from sale of common stock

--

28,000

199,000

Proceeds from exercise of stock options

--

--

26,000

Proceeds from long-term debt

--

750,000

2,250,000

Member contribution of equity

--

--

100

Proceeds from related party notes payable

--

--

59,200

Net cash provided from financing activities

--

778,000

2,534,300

Net increase/(decrease) in cash and cash equivalents

(657)

(232,769)

--

Cash and cash equivalents at beginning of period

657

233,426

--

Cash and cash equivalents at end of period

$

--

$

657

$

--

The accompanying notes are an integral part of these financial statements.

 WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Wellstone Filters, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 8,400,000 shares of the Registrant's Common Stock. In addition, the Company issued 238,728 shares of common stock for cancellation of debt.

The stockholders of Wellstone, after the acquisition, owned the majority of the combined company.  Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Wellstone is the accounting acquirer and Registrant is the accounting acquiree. Registrant and Wellstone are collectively referred to as (the Company).  The Company has adopted a December 31 yearend. The financial statements from inception through May 25, 2001, are those of Wellstone, LLC, and the accounting acquirer.  Subsequent to May 25, 2001, the financial statements reflect the consolidated position and operations of Registrant and Wellstone. All share amounts are after giving effect to a 5-for-1 forward stock split effected in July 2003, a .40 for one stock dividend effected in October 2003 and a 3-for-1 forward stock split effected in September 2004, a 1-for-25 reverse split effective June 2006 and a 1-for-100 reverse stock split effective June of 2007.

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

These Consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

Organization, Nature of Business and Trade Name (continued)

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets of 3 to 5 years.

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Income Taxes

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended).

We use the fair value method for equity instruments granted to employees and non-employees and use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting period.

For the twelve months ended December 31, 2007, the Company did not have any stock based compensation expenses.

Revenue and Cost Recognition

The Company provides custom solutions for business management needs. The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred. In this specific industry revenue from jobs is recognized as stipulated in each contract for services. The Company currently has not met any contract terms for recognition of revenue.

Cost of Goods Sold

Job costs include all direct materials, and labor costs and those indirect costs related to contracted services. Selling, general and administrative costs are charged to expense as incurred.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

A change in managements’ estimates or assumptions could have a material impact on Wellstone Filters, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Wellstone Filters, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company expenses research and development costs as incurred.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, Wellstone Filters, LLC and Wellstone Tobacco, Inc. All significant inter-company transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, when practicable.

In July 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company does not believe that the adoption of FIN 48 will have any effect on the consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments and Hedging Activities (SFAS No. 155), which amends Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives, We expect the adoption of SFAS No. 155 to have a material impact on its consolidate financial position, results of operations or cash flows.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which amends FASB Statement No. 140 (SFAS No. 140). SFAS 156 may be adopted as early as January 1, 2006 for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provision as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FAST said FAS No. 156 permits a services using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2006, the FASB issued SFAS No. 157 (SFAS No. 157). The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.

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

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), which amends SFAS No. 87, 88, 106 and 132(R). Post application of SFAS 158, an employer should continue to apply the provision in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, which is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end.

Lastly, SFAS No. 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2007, the FASB issued Statement No. 159 (FASB No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. FASB No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

The provisions of FASB No. 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of FASB No. 159 will have a material impact on our financial condition, results of operations or cash flows.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – STOCK SPLITS AND STOCK DIVIDENDS

The Company has declared and affected the following stock splits and dividends:

- A five for one stock split in July 2003

- A four-tenths for one stock dividend in September 2003

- A three for one stock split in September 2004

- A one for 25 reverse stock split in June 2006

All  share amounts in the consolidated financial statements have been retroactively restated to reflect these stock splits and dividend.

NOTE C – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations.

Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company incurred a net loss of $32,788 and $1,088,801 for the three months ended December 31, 2007 and 2006 and $77,054 and $2,753,147 for the twelve months ended December 31, 2007 and 2006.  The Company's liabilities exceed its assets by  $4,208,191 as of December 31, 2007.  The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE C – GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE D – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $32,472,637, which expire in varying amounts between 2016 and 2026.   Realization of this potential future tax benefit is dependent on generating   sufficient   taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $5,987,407 and $5,973,200 at December 31, 2007 and 2006, respectively were offset in full by a valuation allowance.  The valuation allowance was increased by $14,207 in the year ended December 31, 2007.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of December 31, 2007	As of December 31, 2006
Net operating loss carryforwards	$3,708,907	$3,694,700
Stock based compensation	2,278,500	2,278,500
Net deferred tax assets before valuation allowance	$5,987,407	$5,973,200
Less: Valuation Allowance	(5,987,407)	(5,973,200)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2007	As of December 31, 2006
Statutory federal income tax	(35%)	(35%)
Statutory state income tax	(8.7%)	(8.7%)
Change in valuation allowance on deferred tax assets	(43.7%)	(43.7%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” using the weighted average number of common shares outstanding during the year.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus common stock equivalents calculated under the treasury stock method. The Company has issued equity instruments convertible into common stock such as stock options and warrants issued to employees, consultants and creditors that can be exercised for approximately 1,462,600 shares of common stock at December 31, 2006 with conversion process of $2.50 per share as of December 31, 2006. Common stock equivalents have not been included in the diluted loss per share calculation for the year December 31, 2006 because the effect would be antidilutive.

NOTE F – PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of December 31, 2006 and 2007, were as follows:

	2006	2007
Equipment	$ 19, 421	19,421
Furniture and Fixtures	-	-
	19,421	19,421
Accumulated Depreciation	(11,919)	(18,097)
	$ 7,472	$ 1,324

Depreciation for the periods ended December 31, 2006 and 2007 is $8,086 and $6,178.

NOTE G – ACCRUED EXPENSES

The Company has accrued expenses for years ended 2007 and 2006 of $1,230,463 and $1,104,502, respectively. The amounts for 2007 and 2006 were primarily the result of deferred salaries of Company executives and interest on notes payable.

NOTE H – LONG-TERM DEBT

Long-Term debt consist of the following at December 31, 2006 and 2007:

	2006	2007
Note payable to an entity bearing interest at 4%, with principal and interest due on November 30, 2006. The note holder also received a warrant to purchase 129,600 shares of the Company’s common stock for $12.50 per share	$2,250,000	$2,250,000

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE I – RELATED PARTY TRANSACTIONS

Mr. Learned Hand, an officer and director, advanced $24,298 to the Company for expenses, which had not been reimbursed as of December 31, 2005.  Mr. Learned Hand advanced an additional $15,000 to Wellstone for operating expenses in September 2006.  The unreimbursed amount as of December 31, 2006 was $39,298.   A law firm controlled by a brother of Learned Hand advanced funds on behalf of the Company from time to time in calendar 2004, and as of December 31, 2006 the amount unreimbursed to the law firm was $16,286.

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

Carla Cerami Hand or Cerami Consulting Corporation and an entity controlled by Learned Hand have loaned various amounts to the Company for its capital requirements, as follows. The loans are due on demand; bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2004, $20,463 had accrued as interest on these notes, none of which had been paid. These related party notes payable totaled $59,200 as of December 31, 2005.

During 2005 Wellstone issued 20,000 shares of common stock, valued at $510,000, to the brother of the Company's Chief Executive Officer for legal services that he provided to the Company.

In 2004, we issued to Jehu Hand, a brother of our Chief Executive Officer, 600,000 shares of common stock as compensation   for   legal services, which he provided to the Company. The Company's issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000.  On January 2, 2004, Arrakis Select, Inc., a company controlled by Jehu Hand, a brother of our Chief Executive Officer, entered into a Funding Agreement whereby Arrakis provided $195,000 to Wellstone between January and October 2004 in exchange for 22,992 shares of common stock. The Company issued common stock   to Arrakis monthly at a price per share equal to the closing bid price of common stock as of the 15th day of the month in which Arrakis invested the money.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE I – RELATED PARTY TRANSACTIONS (continued)

The Company has a licensing agreement with Cerami Consulting Corporation, an entity owned and controlled by the spouse of the Company's Chief Executive Officer.  The licensing agreement grants the Company the exclusive worldwide exploitation rights to practice and utilize the inventions, technology, know how, and patent, including the rights to manufacture and market the filters which are the subject of the licensing agreement, that are held by Cerami Consulting Corporation. In exchange for the license rights, the Company agreed to pay all future costs for development, manufacture, and commercialization of the technology, including all other future fees and costs in connection with the patents.

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

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand.  Accrued interest on the notes was $31,248 and $25,387 as of December 31, 2007 and December 31, 2006, respectively.

Accounts payable – related party includes amounts due to an officer of the Company and the brother of an officer of the Company.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

No cash amounts were paid for interest or income taxes during the period from February 17, 1998, (date of inception) to December 31, 2007.

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

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE K – CAPITAL STOCK

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at December 31, 2007.

Common Stock

The Company has authorized common stock. A three for one stock split was approved on September 27, 2004 and subsequently effected on October 6, 2004. The stock split resulted in the issuance of an additional 157,978,800 shares of common stock. On September 15, 2003 a four tenths for one stock dividend was declared and subsequently issued on September 30, 2003. The stock dividend resulted in the issuance of an additional 45,136,800 shares of common stock.

On May 17, 2006 a one for twenty-five reverse stock split was approved and effected on June 19, 2006. The reverse stock split resulted in a reclassification of common stock from 280,842,991 to 10,433,720.

There was only one issuance of common stock in 2006. On March 6, 2006, an employee exercised stock options to purchase 24,000 shares of common stock for $2,000.

During 2005, the Company issued to Jehu Hand, a brother of our Chief Executive Officer, 600,000 shares of common stock as compensation for legal services, which he provided to the company. The Company’s issuance of shares of its common stock to Mr. Hand resulted in an expense of approximately $6,270,000.

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

Issuance of Stock Options Resulting in Expense

During 2005, the Company granted stock options to purchase 180,000 shares of common stock to employees with exercise prices below the market price on the measurement date.  Because the options vested immediately, they resulted in compensation expense of $1,920,000 in 2005. No options were granted in 2006 or 2007.

During 2004, options to purchase 26,500,000 shares with exercise prices ranging from $.003 to $.01 per share were issued to three officers of the Company, resulting in an expense of approximately $13,555,000.   Also, during the year, options were issued to a scientific advisor to purchase 4,800,000 shares at an exercise price of  $.0007 per share resulting in expense of approximately $655,000.  The expense for the issuance of these stock options to the advisor was calculated based on the Black-Scholes option-pricing model.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, and notes payable. The carrying amount of cash and accounts payable approximates fair-value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

NOTE M – PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex, BV, the supplier of the patented filter compound used in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights for all countries excepting the United States of America and its territories and possessions. Glycanex agreed to pay Wellstone a 3% royalty on net sales which exceed the minimum threshold of Euro 500,000. The consideration for the granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchase of the filter compound.

NOTE N - LIQUIDITY

The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 and has shipped all brand styles to Arizona, Louisiana, North Carolina, Virginia and California.  Additionally, the Company has partnered with several suppliers of convenience stores in the Southeastern and the West Coast to carry the Wellstone brand family. Even though the Company’s net revenue increased 241% for the second quarter over the first quarter it continued to have a deficit in working capital and stockholders' deficit, and continued to incur losses. Although sales were increasing, the Company continued to suffer from a negative gross margin on its cigarettes; which was part of the Company’s strategy to obtain market share and entry into the competitive cigarette marketplace. Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding. Faced with inadequate cash resources to fund the market introduction of its products; management determined to suspend further marketing activity.

NOTE O - NOTE PAYABLE

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

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE O - NOTE PAYABLE (continued)

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

NOTE P – STOCK OPTION PLAN

On April 1, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 1,680,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified stock options. The Stock Option Committee for the Board of Directors determines the option price, which cannot be less that the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock. The exercise price per share of shares subject to a NON-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment. The plan was amended and restated in 2003 for technical updates to confirm with law.

On December 31, 2007, the Company had 960,000 shares available for grant under the Option Plan.

During 2004, the Company issued warrants to purchase 129,600 shares of common stock with an exercise price of $12.50 per share in connection with a note payable. See Note H.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE P – STOCK OPTION PLAN (continued)

A schedule of the options is as follows:

		Exercise
	Number of	Price
	Options	Per Share
Outstanding at December 31, 2004	1,273,000	.17 - .25
Granted	180,000	0.08325
Exercised	128,000	.08325 - .25
Outstanding at December 31, 2005	1,325,000	.17 - .25
Granted	- -	- -
Exercised	24,000	.08333
Lapsed	581,000	- -
Outstanding at December 31, 2006	720,000	2.50
Granted	- -	- -
Exercised	- -	- -
Outstanding at December 31, 2007	720,000	2.50