Form 10QSB
period 2008-03-31
WELLSTONE FILTERS INC /DE/
filed 2008-05-12
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes [ ] No [X]

The number of shares outstanding of the issuer's classes of Common Stock, as of March 31, 2008 was 105,989.

Item 1. FINANCIAL STATEMENTS

Wellstone Filters, Inc.
(A Company in the Development Stage)
Consolidated Balance Sheets
	Unaudited	Audited
ASSETS	March 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
Furniture and equipment, net	-	1,294
Total Property and Equipment	-	1,294
Total Assets	$ -	$ 1,294

LIABILITIES AND CAPITAL
Current Liabilities
Current portion of long term debt	$ 2,250,000	$ 2,250,000
Accounts Payable	555,194	553,194
Related party accounts payable	116,728	116,728
Accrued expenses	1,261,829	1,230,363
Note Payable to Affiliate	59,200	59,200
Total Current Liabilities	4,242,951	4,209,485
Total Liabilities	4,242,951	4,209,485
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding	$ -	$ -
Common stock, $0.001 par value, 100,000,000 shares
authorized; 105,989 and 10,433,760 outstanding respectively	106	106
Paid in Capital	28,264,340	28,264,340
Accumulated deficit	(32,507,397)	(32,472,637)
Total stockholders' deficit	(4,242,951)	(4,208,191)
Total liabilities & equity	$ -	$ 1,294

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Cumulative
	March 31		Amounts
			Since
	2008	2007	Inception
			(Feb. 1998)

Revenues	$ -	$ -	$ 258,193

Cost of Sales	-	-	273,075

Gross Profit	-	-	(14,882)

Expenses:
General and administrative expense	3,294	46,956	31,222,037
Research and development expense	-	-	237,269

Loss from operations	(3,294)	(46,956)	(31,474,188)

Interest Expense	31,465	31,465	1,380,282

Loss before income taxes	(34,759)	(78,421)	(32,854,471)

Forgiveness of debt	-	120,000	347,074
Income tax benefit	-	-	-

Net loss	$ (34,759)	$ 41,579	$ (32,507,397)

Basic and diluted weighted average number of common shares outstanding	105,989	10,433,720

Basic and Diluted Net Loss Per Share	$ (0.33)	$ 0.00

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended

Amount

31-Mar

Since

2008

2007

Inception

(Feb. 17, 1998)

 Cash from operating activity:

 Net income/(loss)

 $     (34,759)

 $    41,579

 $   (32,507,397)

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

                -

      15,475,000

    Amortization of debt discount

                  -

                -

        1,020,000

    Depreciation

          1,294

        1,618

             25,594

    Rental expense forgiven by officer and board member

                  -

                -

             29,400

    Loss on disposal of furniture

                  -

                -

              1,795

    (Increase) in accounts receivable

                  -

                -

                      -

    (Increase) / decrease in inventory

                  -

                -

                      -

    Increase/(decrease) in bank overdraft

                  -

                -

                   45

    (Increase) in prepaid expenses

                  -

                -

                      -

    Increase/(decrease) in accounts payable

          2,000

    (114,813)

           555,194

    Increase in related party accounts payable

                 -

      41,500

           111,436

    Increase in accrued expense

        31,465

      31,466

        1,255,908

       Net cash used in operating activity

 $              -

 $     1,350

 $    (2,518,078)

 Cash flow from investing activities

 Purchase of fixed assets

                  -

                -

 $         (16,222)

 Cash flows form financing activities:

 Proceeds from sale of common stock

                  -

                -

           199,000

 Proceeds from exercise of stock options

                  -

                -

             26,000

 Proceeds form long-term debt

                  -

                -

        2,250,000

 Member contribution of equity

                  -

                -

                 100

 Proceeds form related party notes payable

                  -

                -

             59,200

 Net cash provided from financing activities

                  -

                -

        2,534,300

 Net increase/(decrease) in cash and cans equivalents

 $              -

 $     1,350

 $                 (0)

 Cash and cash equivalents at beginning of period

                 -

           657

                     -

 Cash and cash equivalents at end of period

 $              -

 $     2,007

 $                 (0)

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented.. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

2  -  GOING CONCERN

The Company incurred a net loss of $34,759 and a net income of $41,579 for the three months ended March 31, 2008 and 2007 and $77,054 and $2,753,147 for the twelve months ended December 31, 2007 and 2006.  The Company's liabilities exceed its assets by  $4,242,951 as of March 31, 2008.  The Company's sole operations has  been  discontinued  with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as  a  going  concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  develop and/or acquire new business operations,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

4 -. RELATED PARTY TRANSACTIONS

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand.  Accrued interest on the notes was $32,713 and $31,248 as of March 31, 2008 and December 31, 2007, respectively.

Accounts payable – related party include amounts due to an officer of the Company and the brother of an officer of the Company.

5. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to December 31, 2007. The Company recorded other income in the nine months ended September 30, 2007 of $120,000 from forgiveness of debt in connection with the granting of a license to its technology outside the United States.

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

7 - NOTE PAYABLE

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

When used in this Form 10-QSB the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the "Risks and Uncertainties" set forth below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10- QSB and Annual Reports on Form 10-KSB that the Company will file subsequent to this Quarterly Report on Form 10-QSB and any Current Reports on Form 8-K filed by the Company.

SUSPENSION OF MARKETING PROGRAM

The Company does not forecast any sales for the future until it is able to obtain financing. All employees and officers have been dismissed or have resigned except for the Company Chief Executive Officer.

RESULTS OF OPERATIONS

During the three months ended March 31, 2008 the Company had a loss of $34,759.  This loss is the result of general and administrative expenses of $3,294 and interest expense of $31,465.  Audit fees of $2,000 are included within the general and administrative expenses.

PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex,  BV,  the  supplier  of  the  patented filter compound used  in Wellstone cigarettes. Under the Patent License  Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights  for  all  countries excepting the  United  States  of  America and its territories and possessions.  Glycanex agreed to pay Wellstone a  3%  royalty  on  net  sales which exceed the minimum threshold of Euro 500,000.  The consideration for  the  granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound.  As of March 31, 2008, no royalties have been paid to Wellstone, and to the knowledge of Wellstone at this time no royalties are due.

LIQUIDITY AND CAPITAL RESOURCES

We began shipping cigarettes in the US during January 2006 with shipments to several states. Almost all of the Company’s sales in 2006 took place prior to June 30, 2006 ($215,741 for the six months ended June 30, 2006) with only minimal sales in the quarter ended September 30, 2006.  There have been no sales or revenues in the three months ended March 31, 2008

Wellstone Filters, Inc. received $250,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated May 17, 2006. This Note is not associated with the prior promissory notes which had been issued in 2006 and 2004. The Company borrowed the principal amount of $250,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principle, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principle, and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

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

The report of our independent registered public accounting firm included in the audited financials in our most recent Annual Report on Form 10-KSB as of December 31, 2007 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December 31, 2007 consolidated financial statements included in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on May 15, 2007, an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on our evaluation , we concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in timely alerting us to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

WELLSTONE FILTERS, INC.

Date: May 10, 2008 By /s/ Learned J. Hand ----------------------------- Learned J. Hand Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer) )