Form 10-Q
period 2008-06-30
WELLSTONE FILTERS INC /DE/
filed 2008-08-14
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-28161

WELLSTONE FILTERS, INC.
 (Exact name of small business issuer as specified in its charter)

           Delaware                             33-0619264
(State or other jurisdiction                (IRS Employer
   of incorporation or                  Identification No.)
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
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

The number of shares outstanding of the issuer's classes of Common Stock, as of June 30, 2008 was 105,989.

Item 1. FINANCIAL STATEMENTS

Wellstone Filters, Inc.
(A Company in the Development Stage)
Consolidated Balance Sheets
	Unaudited	Audited
ASSETS	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
Furniture and equipment, net	-	1,294
Total Property and Equipment	-	1,294
Total Assets	$ -	$ 1,294

LIABILITIES AND CAPITAL
Current Liabilities
Current portion of long term debt	$ 2,250,000	$ 2,250,000
Accounts Payable	557,194	553,194
Related party accounts payable	116,728	116,728
Accrued expenses	1,293,294	1,230,363
Note Payable to Affiliate	59,200	59,200
Total Current Liabilities	4,276,416	4,209,485
Total Liabilities	4,276,416	4,209,485
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding	$ -	$ -
Common stock, $0.001 par value, 100,000,000 shares
authorized; 105,989 and 10,433,760 outstanding respectively	106	106
Paid in Capital	28,264,340	28,264,340
Accumulated deficit	(32,540,862)	(32,472,637)
Total stockholders' deficit	(4,274,416)	(4,208,191)
Total liabilities & equity	$ -	$ 1,294

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

                                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             (Unaudited)

                                                                                                                                                  CUMULATIVE

                                                                                                                                                                                          FROM INCEPTION

                                                                                     FOR THE THREE                            FOR THE SIX                     (FEBRUARY 1998)

                                                                                  MONTHS ENDED                       MONTHS ENDED                                      TO

                                                                                             June 30,                                          June 30,                                             June 30,

                                                                              2008                          2007                    2008                      2007                    2008

Revenues                                                    $                 --            $                   --      $                   --      $                 --        $       258,193

COST OF GOODS SOLD                                             --                                 --                           --                         --                 273,075

GROSS PROFIT                                                             --                                 --                           --                         --                (14,882)

EXPENSES

   General and Administrative Exp.                       2,000                         20,102                     5,294                 67,058            31,224,037

   Research and Development Exp.                             --                                 --                           --                         --                 237,269

(LOSS) FROM OPERATIONS                           (2,000)                      (20,102)                  (5,294)              (67,058)           (1,476,188)

OTHER INCOME (EXPENSE):

   Interest Expense                                              (31,466)                      (31,465)                (62,931)              (62,930)           (1,411,748)

NET (LOSS) BEFORE INCOME TAXES        (33,466)                      (51,567)                (68,225)            (129,988)        (32,887,936)

ON FO      FORGIVENESS OF DEBT                          --                                 --                           --               120,000                 347,074

                   INCOME TAX BENEFIT                          --                                 --                           --                         --                           --

NET (LOSS)                                                        (33,466)                      (51,567)                (68,225)                (9,988)         (32,540,862)

NET (LOSS) PER SHARE                         $            (.32)            $              (.03)      $              (.64)      $            (.01)

 BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER

  OF SHARES   OUTSTANDING                      105,989                       105,989                 105,989               105,989

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                   CUMULATIVE

                                                                                                                                                                                                FROM INCEPTION

                                                                                                                                FOR THE SIX           FOR THE SIX    (FEB. 17,1998

                                                                                                                            MONTHS ENDED   MONTHS ENDED                TO

                                                                                                                                JUNE 30, 2008           JUNE 30, 2007   JUNE 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                             $                  (66,225)          $                      (9,988)            $           (32,538,862)

Adjustments to reconcile net loss to

 net cash used in operating activities

 Issuances of common stock for services                                   --                                               --                          10,860,000

Issuance of stock options for services                                                                                        --            --                  654,946

Issuance of stock options to employees

 As compensation                                                                             --                                          --                            15,475,000

Amortization of debt discount                                                        --                                           --                              1,020,000

Depreciation                                                                                1,294                                     3,236                                   25,594

Rental expense forgiven by officer and board  member              --                                           --                                   29,400

Loss on disposal of furniture                                                          --                                           --                                     1,795

Increase in bank overdraft                                                               --                                          45                                          45

Increase in accounts payable                                                   2,000                              (101,787)                                 555,194

Increase in accrued expense                                                   62,931                                   62,930                              1,287,374

Net cash flows from operating

activities                                                                        $                  --            $                         (657)            $             (2,518,078)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                                 --                                       --                                   (16,222)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                             --                                       --                                     199,000

Proceeds from exercise of stock options                                       --                                       --                                      26,000

Proceeds from long term debt                                                         --                                       --                                 2,250,000

Member contribution of equity                                                       --                                       --                                          100

Proceeds from related party notes payable                                   --                                       --                                     59,200

Net cash flows from financing

activities                                                                                              --                                       --                                2,534,300

NET INCREASE (DECREASE) IN CASH       $                           --            $                         (657)            $                             --

CASH BALANCE AT BEGINNING

OF PERIOD                                                         $                           --            $                            657            $                             --

CASH BALANCE AT END OF PERIOD        $                           --            $                               --            $                             --

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest        $                            0              $                              0             $                             0

Cash paid during the period for income taxes  $                         0              $                              0             $                             0

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

The Company incurred a net loss of $68,225 and $9,988 for the six months ended June 30, 2008 and 2007.  The Company's liabilities exceed its assets by  $4,276,416 as of June 30, 2008.  The Company's sole operations have been  discontinued  with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as  a  going  concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to begin operating again,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

4 -. RELATED PARTY TRANSACTIONS

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand.  Accrued interest on the notes was $35,643 and $31,248 as of June 30, 2008 and December 31, 2007, respectively.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

When used in this Form 10-Q the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the "Risks and Uncertainties" set forth below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10- QSB and Annual Reports on Form 10-KSB that the Company will file subsequent to this Quarterly Report on Form 10-QSB and any Current Reports on Form 8-K filed by the Company.

SUSPENSION OF MARKETING PROGRAM

The Company does not forecast any sales for the future until it is able to obtain financing. All employees and officers have been dismissed or have resigned except for the Company Chief Executive Officer.

RESULTS OF OPERATIONS

During the six months ended June 30, 2008 the Company had a loss of $66,225.  This loss includes general and administrative expenses of $3,294 and interest expense of $62,931.  Audit fees of $2,000 are included within the general and administrative expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2008., Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

WELLSTONE FILTERS, INC.

Date: August 14, 2008 By /s/ Learned J. Hand ----------------------------- Learned J. Hand Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)

