Form 10-Q
period 2008-09-30
WELLSTONE FILTERS INC /DE/
filed 2008-11-14
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-28161

WELLSTONE FILTERS, INC.
 (Exact name of small business issuer as specified in its charter)

Delaware                             33-0619264
                                                        State or other jurisdiction         (IRS Employer of incorporation or Identification No.)

  300 Market Street, Suite 130-13, Chapel Hill , North Carolina    27516
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

The number of shares outstanding of the issuer's classes of Common Stock, as of September 30, 2008 was 105,989.

Item 1. FINANCIAL STATEMENTS

Wellstone Filters, Inc.
(A Company in the Development Stage)
Consolidated Balance Sheets

	Unaudited	Audited
ASSETS	September 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

Furniture and equipment, net	-	1,294

Total Property and Equipment	-	1,294

Total Assets	$ -	$ 1,294

LIABILITIES AND CAPITAL
Current Liabilities
Current portion of long term debt	$ 2,250,000	$ 2,250,000
Accounts Payable	557,694	553,194
Related party accounts payable	116,728	116,728
Accrued expenses	1,324,759	1,230,363
Note Payable to Affiliate	59,200	59,200

Total Current Liabilities	4,308,381	4,209,485

Total Liabilities	4,308,381	4,209,485

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding	$ -	$ -

Common stock, $0.001 par value, 300,000,000 shares
authorized; 105,989 and 105,989 outstanding, respectively	106	106
Paid in Capital	28,264,340	28,264,340
Accumulated deficit	(32,572,827)	(32,472,637)

Total stockholders' deficit	(4,308,381)	(4,208,191)

Total liabilities & equity	$ -	$ 1,294

 The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
(A Company in the Development Stage)
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended	Cumulative
	September 30		September 30		December 31	Amounts
						Since
	2008	2007	2008	2007	2007	Inception
						(Feb. 1998)

Revenues	$ -	$ -	$ -	$ -	$ -	$ 258,193
		-		-
Cost of Sales	-	-	-	-	-	273,075
		-		-
Gross Profit	-	-	-	-	-	(14,882)

Expenses:
General and administrative expense	500	2,811	5,794	69,870	71,193	31,224,537
Research and development expense	-	-	-	-	-	237,269

Loss from operations	(500)	(2,811)	(5,794)	(69,870)	(71,193)	(31,476,688)

Interest Expense	31,465	31,465	94,396	94,396	125,861	1,443,213

Loss before income taxes	(31,965)	(34,277)	(100,190)	(164,266)	(197,054)	(32,919,901)

Forgiveness of debt	-	-	-	120,000	120,000	347,074
Income tax benefit	-	-	-	-	-	-

Net loss	$ (31,965)	$(34,277)	$(100,190)	$(44,266)	$ (77,054)	$(32,572,827)

Basic and diluted weighted average number of common shares outstanding	105,989	105,989	105,989	105,989	105,989

Basic and Diluted Net Loss Per Share	$ (0.30)	$ (0.32)	$ (0.95)	$ (0.42)	$ (0.73)

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
(A Company in the Development Stage)
Consolidated Condensed Statement of Cash Flows
(Unaudited)
			Cumulative
	Nine Months Ended		Amount
	September 30		Since
	2008	2007	Inception
			(Feb. 17, 1998)
Cash from operating activity:
Net income/(loss)	$ (100,190)	$ (44,266)	$ (32,572,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	-	10,860,000
Issuance of stock options for services	-	-	654,946
Issuance of stock options to employees as compensation	-	-	15,475,000
Amortization of debt discount	-	-	1,020,000
Depreciation	-	4,855	25,594
Rental expense forgiven by officer and board member	-	-	29,400
Loss on disposal of furniture	-	-	1,795
Gain on forgiveness of debt	-	(120,000)	-
(Increase) in accounts receivable	-	-	-
(Increase) / decrease in inventory	-	-	-
Increase/(decrease) in bank overdraft	-	-	45
(Increase) in prepaid expenses	-	-	-
Increase/(decrease) in accounts payable	5,794	3,213	557,694
Increase in related party accounts payable	-	61,145	111,436
Increase in accrued expense	94,396	94,396	1,318,839

Net cash used in operating activity	$ -	$ (657)	$ (2,518,078)

Cash flow from investing activities
Purchase of fixed assets	-	-	(16,222)

Cash flows form financing activities:
Proceeds from sale of common stock	-	-	199,000
Proceeds from exercise of stock options	-	-	26,000
Proceeds form long-term debt	-	-	2,250,000
Member contribution of equity	-	-	100
Proceeds form related party notes payable	-	-	59,200

Net cash provided from financing activities	-	-	2,534,300

Net increase/(decrease) in cash and cash equivalents	-	(657)	-

Cash and cash equivalents at beginning of period	-	657	-

Cash and cash equivalents at end of period	$ -	$ -	$ -

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest                                                               $                     0      $                     0      $                        0

Cash paid during the period for income taxes                                                      $                     0      $                     0      $                        0

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows as of September 30, 2008 and for all periods presented.. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

These Consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and accounts have been eliminated in consolidation.

2  -  GOING CONCERN

The Company incurred a net loss of $100,190 and $44,266 for the nine months ended September 30, 2008 and 2007.  The Company's liabilities exceed its assets by $4,308,381 as of September 30, 2008.  The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to begin operating again,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

4 -. RELATED PARTY TRANSACTIONS

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand.  Accrued interest on the notes was $37,841 and $31,248 as of June 30, 2008 and December 31, 2007, respectively.

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2008 the Company had a loss of $100,190.  This loss includes general and administrative expenses of $5,794 and interest expense of $94,396.  Audit fees of $3,000 are included within the general and administrative expenses.

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

On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January 25, 2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principle and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of the Note.

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

The U.S. Food and Drug Administration ("FDA") has promulgated regulations governing the sale and advertising of tobacco products. These regulations are designed primarily to discourage the sale to and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the Congress in the future will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress. See "Government Regulation."

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

WELLSTONE FILTERS, INC.

Date: November 12, 2008 By /s/ Learned J. Hand ----------------------------- Learned J. Hand Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)