Form 10-K
period 2008-12-31
WELLSTONE FILTERS INC /DE/
filed 2009-03-19
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-28161

WELLSTONE FILTERS, INC.

(Exact name of registrant in its charter)

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or    15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES   X        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2009 was $ 89,716 based on a closing bid price of $ 1.25  per share as of March 15, 2009

The number of shares outstanding of the issuer's classes of Common Stock as of March 15, 2009

Common Stock, $.001 Par Value – 105,989  Shares

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

THE TOBACCO AND CIGARETTE INDUSTRY

Published  industry  sources  estimate  that  the  annual  U.S  sales  of cigarettes  in  2005  were  381  billion.  Approximately 44.5 million adult Americans smoke; worldwide, the figure is estimated to be 1.5 billion people. The market share of five major U.S. cigarette manufacturers in 2005 was estimated as follows:

U.S.MARKET SHARE
Phillip Morris Cos., Inc.	48.70%

RJ Reynolds	28.20%

Lorillard	9.20%

Commonwealth	3.50%

Liggett & Meyers	2.20%

Total	91.80%

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

EMPLOYEES

As  of  December  31,  2008, we had only one employee, our Chief Executive Officer, and a part-time controller.  Pending resumption of marketing, we do not intend to add additional employees at this time.

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

Item 1A. RISK FACTORS.

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

Sales and marketing of the Wellstone brand began in the first quarter of calendar 2006. Our sales were limited and were carried out with a negative gross margin in order to obtain market share. Marketing efforts were suspended in the third quarter of 2006. Wellstone may not be able to find an adequate market for its products, achieve a significant level of sales or attain profitability.  As a result  of  the  significant operating expenses related to start up operations, Wellstone had a loss of $2,772,581 for the year ended December 31, 2006. We had a loss of $71,193 from operations and a net loss of $77,054 in 2007.  Wellstone had a net loss of $131,905 for the year ended December 31, 2008.  We do not have financing at this time to resume marketing operations, and we had to write off stale and obsolete inventory during the last quarter of 2006. Wellstone may not be able to resume marketing, or attain profitability.  Wellstone may not  be  able to implement its business plan in accordance with its internal forecasts or at a level  that meets the expectations of investors.

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

Members of management, and their affiliates, own 71,773 shares of common stock, on a fully diluted basis, or 65.7% of the common stock.  As such, such individuals have substantial influence and control over matters voted upon by  stockholders  (such  as  the election of the  directors  to  the  Board  of Directors of Wellstone, mergers  and  sale  of  assets  involving Wellstone and other matters upon which stockholders of Wellstone vote).  This power, in turn, gives them substantial control over the business and operations of Wellstone.

We could change the strategy we outline in this report.

Although we have no current plan to do so, we may change our strategy for the development and marketing of our technology in the future.   Our business plan might not be implemented as set forth herein.

Item 1B.  UNRESOLVED STAFF COMMENTS

            We have no unresolved staff comments.

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

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Quarter Ended	High	Low
December 31, 2008	$ 0.51	$ 0.51
September 30, 2008	1.01	1.01
June 30, 2008	3.00	3.00
March 31, 2008	1.60	1.60
December 31, 2007	8.75	2.00
September 30, 2007	15.00	4.00
June 30, 2007	21.00	9.00
March 31, 2007	25.00	10.00
December 31, 2006	75.00	10.00
September 30, 2006	350.00	60.00
June 30, 2006	700.00	325.00
March 31, 2006	1,400.00	725.00

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board or Pink Sheets, LLC and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Holders

As of December 31, 2008, there were approximately 140 record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2008

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

                                                                (a)                                           (b)           for future issuance

                                                Number of Securities           Weighted Average              under equity

                                                To be issued upon               exercise price of                    compensation plans                                                                              exercise of existing               outstanding options,           (excluding Securities

                                                Options, warrants                                warrants and                         reflected in

Plan Category                       and rights                              rights                                      column (a)

Equity compensation             7,200                                    $250                                     9,600

approved by

Security holders

Equity compensation                                          -                                -                                              -

Plans not approved

By Security holders

Total                                       7,200                                                                                       9,600

(e)

Sales of Unregistered Securities during the year ended December 31, 2008

None.

(f) Company repurchases of common stock during the years ended December 31, 2008 and 2007.

None

 Item 6.   SELECTED FINANCIAL DATA

                                As a smaller reporting company we are not required to respond to this item.

Item 7.

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

Wellstone had a loss from operations of $6,044 in the year ended December 31, 2008. These expenses reflect sales of $0, and operating expenses associated with the inactivity of the company. Interest expenses of $125,861 related to the outstanding debt to debenture holders and management. The Company had a loss of $ 77,054 for the year ended December 31, 2007 that included a gain of $120,000 from the forgiveness of debt associated with the international license of the technology to a supplier for the year ended December 31, 2007.  The loss is primarily the result of interest  expense  of $125,861

.

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

Wellstone  Filters,  Inc. received  $250,000  from  the Carlson  Group,  Ltd., pursuant to a promissory note, dated May 17, 2006. This  Note is not associated with  the prior promissory notes which had been issued in 2006  and  2004.  The Company  borrowed  the  principal amount of $250,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of  the net profits after taxes as of September 30, 2007, to be payable simultaneously  with  the  principal and interest due on December 31, 2007. If a portion of the principal or  interest  is paid prior to December 31, 2007, the calculation of the additional amount shall  be adjusted pro-rata. In  the  event of a default under the note when due, then the  Lender,  at  its election,  may  declare the entire unpaid principal, and all accrued but unpaid interest, immediately  due  and payable. The maximum additional amount that the Company shall pay is $25,000,  and  such  amount  is due on the maturity of the Note. This note has not been paid as of December 31, 2008, and the Company lacks funds to pay the note. Wellstone is in discussions with Carlson Group, Ltd. regarding repayment options.

On January 25, 2006, Wellstone Filters, Inc. received $500,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated January  25,  2006. This Note is not associated with the prior promissory note which had been issued in 2004. The Company borrowed the principal amount of $500,000, at an interest  rate  of 8%  per  annum,  due  in  full  on December 31, 2007. In addition to the stated  interest rate, the Company shall  also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of  the net profits after taxes as of September 30, 2007, to be payable simultaneously  with  the principal and interest due on December 31, 2007. If a portion of the principal  or  interest is paid prior to December 31, 2007, the calculation of the additional amount  shall  be adjusted pro-rata.  In the event of a default under the note when due, then the  Lender, at its election,  may  declare the entire unpaid principal, and all accrued but unpaid interest, immediately  due  and  payable.  The maximum additional amount that the Company shall pay is $25,000, and such amount  is  due on the maturity of the Note. This note has not been paid as of December 31, 2008, and the Company lacks funds to pay the note. Wellstone is in discussions with Carlson Group, Ltd. regarding repayment options.

During  2004,  the  Company  received  $1,500,000  in  exchange  for  a $1,500,000 convertible promissory note, due December 31, 2006, that it issued to the Carlson  Group,  Ltd.  The note bears interest  at  a  rate  of  4%  per  annum (effective interest rate  of 38%), which accrues and is payable on maturity. This note has not been paid as of December 31, 2008, and the Company lacks funds to pay the note. Wellstone is in discussions with Carlson Group, Ltd. regarding repayment options.

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

Item 8. FINANCIAL STATEMENTS

Wellstone's financial statements are appended to the end of this reportreport and include the following:

Report of  Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31,  2008 and 2007

Consolidated Statement of Income for the years ended December 31, 2008 and 2007 and the period inception (February 17, 1998)) to December 31, 2008

Consolidated Statement of Cash Flows  for the years ended December 31, 2008 and 2007 and the period inception (February 17, 1998) to December 31, 2008

Consolidated Statement of Stockholders’ Deficit for the  period inception (February 17, 1998)) to December 31, 2008

Notes to Consolidated Financial Statements.

.

Item 9.

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

Item 9T.  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.       OTHER INFORMATION

               Not applicable

Item 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of Wellstone serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of Wellstone.

Learned Jeremiah Han

Learned Jeremiah Hand, Chief Executive Officer

Mr. Hand, age 50,  joined Wellstone in March, 2000. He has been Chief Executive Officer and a director since March 2000 and Acting Chief Financial Officer since September, 2006.  From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer.  From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility.  In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com.  In March 2000, Mr. Hand began to devote a significant portion of his time to Wellstone.  He now dedicates 30% of his time to Wellstone.  From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter.  He has a BA cum laude from Amherst College.

Code of Ethics

Wellstone  has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. Wellstone intends to adopt a code of ethics during calendar 2008.

Audit Committee Financial Expert

Wellstone  does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures ..

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Wellstone's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish Wellstone with copies of all Section 16(a)  forms  they file.  During the year ended December 31, 2007, Wellstone believes that Learned Jeremiah  Hand  and  Samuel M. Veasey failed to file the reports required by Section 16(a) of the Exchange  Act,  including  Forms  3,  4 and 5. Based  on  representations submitted by such people.  Wellstone does not believe that such individuals purchased or sold any Wellstone Common Stock during 2008.

Item 11. EXECUTIVE COMPENSATION

No compensation or benefits have been paid to the sole executive officer and director for the years ended December 31, 2008 and 2007.

In September 2004 Mr. Hand was granted options to purchase 7,200 shares at $250.00 per share. The above options were granted under Wellstone's 1994 Stock Option Plan, as such plan was amended and restated in 2004.  There were no options granted or exercised in the years ended December 31, 2008 and 2007. The options held by Mr. Hand are not in the money and have no value.

Wellstone has no long term incentive plans other than the plans described above.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address                        Common Stock                                    Percentage

Learned Jeremiah Hand(1)(2)                                                71,773                                                     66.3%

Chief Executive Officer

Carla Cerami Hand, MD,PhD(1)(2)                                   71,773                                                     66.3%

 Anthony Cerami, PhD(1)(3)                                                  11,574                                                     11.5%

All officers and directors

  as a group (1 person)                                        71,773                                                     66.3%

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

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Learned Hand, an officer and director, advanced $28,940  to Wellstone for expenses which had not been reimbursed as of December 31, 2008.  Mr. Learned Hand advanced an additional $15,000 to Wellstone for operating expenses in September 2006 that has not been reimbursed as of December 31, 2008.   A law firm controlled  by a brother of Learned Hand advanced funds on behalf of  Wellstone from time to  time  prior to calendar  2006,  and as of December 31, 2007 and 2008 the amount unreimbursed to the law firm was $16,286.  The  highest amount owing to the law firm during 2007 or 2008  was $16,286.

Mr. Learned J. Hand has advanced the Company additional funds during  2007 in the amount of $61,144.  Mr. Hand is under no commitment to continue to advance funds to the Company.

Carla  Cerami  Hand  or  Cerami  Consulting  Corporation  and  an  entity controlled  by  Learned  Hand loaned various amounts to Wellstone for its capital requirements prior to the year ended December 31, 2006.   The  loans are due on demand, bear interest at 8% per annum and are represented by promissory  notes.   As  of December 31, 2008,  $34,671 had accrued as interest on these notes, none of which  had  been paid.  These  related  party  notes  payable totaled $59,200 as of December 31, 2008.

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

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.  The following exhibits of the Company are included herein.No schedules are required.

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

31.1 Certification of Chief Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a)(10).

32.1 Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(10).

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

(6) Incorporated by reference  to the Company's  Current  Report on Form 8-K, dated December 25, 2005.

(7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2004.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2007.

(9) (7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2006.

(10) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2009.

WELLSTONE FILTERS, INC.

By:/s/ Learned Jeremiah Hand

Learned Jeremiah Hand

CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 18, 2009.

By:/s/Learned Jeremiah Hand                                                            CEO and Director

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

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wellstone Filters, inc. (A Development Stage Company)

3887 Pacific Street

Las Vegas, NV 89121

We have audited the accompanying balance sheets of Wellstone filters, inc. (A Development Stage Company) as of December 31, 2007 and 2008, and the related statements of income and changes in member’s equity, and cash flows for the periods then ended and the period from February 17, 1998 to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of the prior auditor, these financial statements referred to above present fairly, in all material respects, the financial position of Wellstone filters, inc. (A Development Stage Company) as of December 31, 2007 and 2008, and the results of its operations and its cash flows for the periods then ended and the period from February 17, 1998 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC

Issuing Office: Independence, MO

March 17, 2009

Wellstone Filters, Inc.
(A Company in the Development Stage)
Consolidated Balance Sheets

	Unaudited	Audited
ASSETS	December 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

Furniture and equipment, net	-	1,294

Total Property and Equipment	-	1,294

Total Assets	$ -	$ 1,294

LIABILITIES AND CAPITAL
Current Liabilities
Current portion of long term debt	$ 2,250,000	$ 2,250,000
Accounts Payable	557,944	553,194
Related party accounts payable	116,728	116,728
Accrued expenses	1,356,224	1,230,363
Note Payable to Affiliate	59,200	59,200

Total Current Liabilities	4,340,096	4,209,485

Total Liabilities	4,340,096	4,209,485

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding	$ -	$ -

Common stock, $0.001 par value, 100,000,000 shares
authorized; 105,989 and 105,989shares outstanding respectively	106	106
Paid in Capital	28,264,340	28,264,340
Accumulated deficit	(32,604,542)	(32,472,637)

Total stockholders' deficit	(4,340,096)	(4,208,191)

Total liabilities & equity	$ (0)	$ 1,294

The accompanying notes are an integral part of these financial statements.

28 WELLSTONE FILTERS, INC.
(A Company in the Development Stage)
Condensed Consolidated Statement of Operations

	Twelve Months Ended	Twelve Months Ended	Cumulative
	December 31	December 31	Amounts
			Since
	2008	2007	Inception
			(Feb. 1998)

Revenues	$ -	$ -	$ 258,193

Cost of Sales	-	-	273,075

Gross Profit	-	-	(14,882)

Expenses:
General and administrative expense	6,044	71,193	31,224,787
Research and development expense	-	-	237,269

Loss from operations	(6,044)	(71,193)	(31,476,938)

Interest Expense	125,861	125,861	1,474,678

Loss before income taxes	(131,905)	(197,054)	(32,951,616)

Forgiveness of debt	-	120,000	347,074
Income tax benefit	-	-	-

Net loss	$ (131,905)	$ (77,054)	$ (32,604,542)

Basic and diluted weighted average number of common shares outstanding	105,989	105,989

Basic and Diluted Net Loss Per Share	$ (1.24)	$ (0.73)

The accompanying notes are an integral part of these financial statements.

Wellstone Filters, Inc.
Statement of Stockholders’s Equity (Deficit)
Inception (February 17, 1998) through December 31, 2008

			Additional
	Common Stock		Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Capital

Balance, February 17, 1998	-	$ -	$ -		$ -	$ -

Restatement for recapitalization	84,000	84	(84)		-	-

Capital contribution	-	-	-		100	100

Net loss	-	-	-		(6,675)	(6,675)

Balance, December 31, 1998	84,000	84	(84)		(6,575)	(6,575)

Net loss	-	-	-		(969)	(969)

Balance, December 31, 1999	84,000	84	(84)		(7,544)	(7,544)

Net loss	-	-	-		(21,395)	(21,395)

Balance, December 31, 2000	84,000	84	(84)		(28,939)	(28,939)

Acquisition of Farallon Corporation	8,400	8	(2,850)		-	(2,842)

Stock issued in cancellation of debt	2,387	2.4	2,840		-	2,842

Reclassification of members' contribution to
additional paid-in capital	-	-	100		(100)	-

Net loss	-	-	-		(8,218)	(8,218)

Balance, December 31, 2001	94,787	95	6		(37,257)	(37,157)

Additional paid-in capital	-	-	16,800		-	16,800

Net loss	-	-	-		(35,033)	(35,033)

Balance, December 31, 2002	94,787	95	16,806		(72,290)	(55,390)

Additional paid-in capital			12,600			12,600

Net loss					(72,694)	(72,694)
						-
Balance, December 31, 2003	94,787	95	29,406		(144,984)	(115,484)
Common stock issued for:
Cash	230	0.23	195,000		-	195,000
Services (related party)	6,000	6	6,269,994		-	6,270,000

Stock options issued to:
Consultants	-	-	654,946		-	654,946
Officers / employees	-	-	13,555,000		-	13,555,000

Warrants issued with Debt	-	-	1,020,000		-	1,020,000
Net loss	-	-	-		(20,802,580)	(20,802,580)

Balance, December 31, 2004	101,017	101	21,724,346		(20,947,564)	776,881

Common stock issued for:
Exercise of stock options	240	0.24	2,000			2,000
Services	1,800	2	4,589,998			4,590,000

Stock options issued to employees			1,920,000			1,920,000
Employee subscription receivable	1,040	1	25,999	(26,000)		-
Net loss					(8,675,439)	(8,675,439)
Balance December 31 2005	104,097	104	28,262,343	(26,000)	(29,623,003)	(1,386,557)

Stock issued on exercise of options		0.24	2,000			2,000
Payment of subscription receivable	240			26,000		26,000
Net loss					(2,772,581)	(2,772,581)
Balance December 31, 2006	104,337	104	28,264,343	-	(32,395,584)	(4,131,138)

Net Income (three months ended March 31, 2007)					41,579	41,579
Balance March 31, 2007	104,337	104	28,264,343	$ -	(32,354,005)	(4,089,559)

Shares issued for rounding in reverse stock split	1,652	2	(2)			--

Net Loss (three months ended June 30, 2007)					(51,567)	(51,567)
Balance June 30, 2007	105,989	106	28,264,340	$ -	(32,405,573)	(4,141,126)

Net Loss (three months ended September 30, 2007)					(34,277)	(34,277)
Balance September 30, 2007	105,989	106	28,264,340	$ -	(32,439,849)	(4,175,403)

Net Loss (three months ended December, 2007)					(32,788)	(32,788)
Balance December 31, 2007	105,989	106	28,264,340	$ -	(32,472,637)	(4,208,191)

Net Loss (twelve months ended December 2008)					(131,905)	(131,905)
Balance December 31, 2008	105,989	106	28,264,340	$ -	(32,604,542)	(4,340,096)

The accompanying notes are an integral part of this financial statement.

WELLSTONE FILTERS, INC.
(A Company in the Development Stage)
Consolidated Condensed Statement of Cash Flows

			Cumulative
	Twelve Months Ended		Amount
	December 31		Since
	2008	2007	Inception
			(Feb. 17, 1998)
Cash from operating activity:
Net income/(loss)	$ (131,905)	$ (77,054)	$ (32,604,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	-	10,860,000
Issuance of stock options for services	-	-	654,946
Issuance of stock options to employees as compensation	-	-	15,475,000
Amortization of debt discount	-	-	1,020,000
Depreciation	1,294	6,178	25,594
Rental expense forgiven by officer and board member	-	-	29,400
Loss on disposal of furniture	-	-	1,795
(Increase) in accounts receivable	-	-	-
(Increase) / decrease in inventory	-	-	-
Increase/(decrease) in bank overdraft	-	-	45
(Increase) in prepaid expenses	-	-	-
Increase/(decrease) in accounts payable	4,750	(116,787)	557,944
Increase in related party accounts payable	-	61,145	111,436
Increase in accrued expense	125,861	125,861	1,350,304

Net cash used in operating activity	$ -	$ (657)	$ (2,518,078)

Cash flow from investing activities
Purchase of fixed assets	-	-	(16,222)

Cash flows form financing activities:
Proceeds from sale of common stock	-	-	199,000
Proceeds from exercise of stock options	-	-	26,000
Proceeds form long-term debt	-	-	2,250,000
Member contribution of equity	-	-	100
Proceeds form related party notes payable	-	-	59,200

Net cash provided from financing activities	-	-	2,534,300

Net increase/(decrease) in cash and cash equivalents	-	(657)	(0)

Cash and cash equivalents at beginning of period	-	657	-

Cash and cash equivalents at end of period	$ -	$ -	$ (0)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

 WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2008

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

FOR THE YEAR ENDING DECEMBER 31, 2008

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

FOR THE YEAR ENDING DECEMBER 31, 2008

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

For the twelve months ended December 31, 2008, the Company did not have any stock based compensation expenses.

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

FOR THE YEAR ENDING DECEMBER 31, 2008

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

Recently Issued Accounting Pronouncements

Recently Enacted Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 became effective as of the beginning of our 2008 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We are currently evaluating the impact that FAS 161 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2008

NOTE B – STOCK SPLITS AND STOCK DIVIDENDS

The Company has declared and affected the following stock splits and dividends:

- A five for one stock split in July 2003

- A four-tenths for one stock dividend in September 2003

- A three for one stock split in September 2004

- A one for 25 reverse stock split in June 2006

- A one for 100 reverse stock split in January 2007

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

The Company incurred a net loss of $31,715 and $32,788 for the three months ended December 31, 2008 and 2007 and $131,905 and $77,054 for the twelve months ended December 31, 2008 and 2007.  The Company's liabilities exceed its assets by  $4,340,096 as of December 31, 2008.  The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.

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

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2008

NOTE D – INCOME TAXES – Continued

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $32,604,542, which expire in varying amounts between 2016 and 2026.   Realization of this potential future tax benefit is dependent on generating   sufficient   taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $6,045,049 and $5,987,407 at December 31, 2008 and 2007, respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of December 31, 2008	As of December 31, 2007
Net operating loss carryforwards	$3,766,549	$3,708,907
Stock based compensation	2,278,500	2,278,500
Net deferred tax assets before valuation allowance	$6,045,049	$5,987,407
Less: Valuation Allowance	(6,045,049)	(5,987,407)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2008	As of December 31, 2007
Statutory federal income tax	(35%)	(35%)
Statutory state income tax	(8.7%)	(8.7%)
Change in valuation allowance on deferred tax assets	(43.7%)	(43.7%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2008

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” using the weighted average number of common shares outstanding during the year.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus common stock equivalents calculated under the treasury stock method. The Company has issued equity instruments convertible into common stock such as stock options and warrants issued to employees, consultants and creditors that can be exercised for approximately 1,462,600 shares of common stock at December 31, 2006 with conversion process of $2.50 per share as of December 31, 2006. Common stock equivalents have not been included in the diluted loss per share calculation for the year December 31, 2008 or 2007  because the effect would be antidilutive.

NOTE F – PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of December 31, 2008 and 2007, were as follows:

	2008	2007
Equipment	$ 19, 421	19,421
Furniture and Fixtures	-	-
	19,421	19,421
Accumulated Depreciation	(19,421)	(18,127)
	$ -	$ 1,294

Depreciation for the periods ended December 31, 2008 and 2007 is $1,294 and $6,178.

NOTE G – ACCRUED EXPENSES

The Company has accrued expenses for years ended 2008 and 2007 of $1,356,224 and $1,230,363 , respectively. The amounts for 2008 and 2007 were primarily the result of deferred salaries of Company executives and interest on notes payable.

NOTE H – LONG-TERM DEBT

Long-Term debt consist of the following at December 31, 2007 and 2008:

	2007	2008
Note payable to an entity bearing interest at 4%, with principal and interest due on November 30, 2006. The note holder also received a warrant to purchase 129,600 shares of the Company’s common stock for $12.50 per share	$2,250,000	$2,250,000

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2008

NOTE I – RELATED PARTY TRANSACTIONS

Mr. Learned Hand, an officer and director, advanced $28,942 to the Company for expenses, which had not been reimbursed as of December 31, 2008.  Mr. Learned Hand advanced an additional $15,000 to Wellstone for operating expenses in September 2006.  The unreimbursed amount as of December 31, 2006 was $43,942.   A law firm controlled by a brother of Learned Hand advanced funds on behalf of the Company from time to time in calendar 2004, and as of December 31, 2006 the amount unreimbursed to the law firm was $16,286.

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

Carla Cerami Hand or Cerami Consulting Corporation and an entity controlled by Learned Hand have loaned various amounts to the Company for its capital requirements, as follows. The loans are due on demand; bear interest at 8% per annum and are represented by promissory notes. As of December 31, 2008, $34,671 had accrued as interest on these notes, none of which had been paid. These related party notes payable totaled $59,200 as of December 31, 2005.

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

FOR THE YEAR ENDING DECEMBER 31, 2008

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

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand.  Accrued interest on the notes was $37,109 and $31,248 as of December 31, 2008 and December 31, 2007, respectively.

Accounts payable – related party includes amounts due to an officer of the Company and the brother of an officer of the Company.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

No cash amounts were paid for interest or income taxes during the period from February 17, 1998, (date of inception) to December 31, 2008.

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

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2008

NOTE K – CAPITAL STOCK

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at December 31, 2008.

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

On December 1, 2006 a one for one-hundred reverse stock split was approved and effected on January 31, 2007.  The reverse stock split resulted in a reclassification of common stock from 10,433,720 to 105,989

, including 1,652 shares issued to shareholders in rounding off the reverse stock split. .

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

FOR THE YEAR ENDING DECEMBER 31, 2008

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, and notes payable. The carrying amount of cash and accounts payable approximates fair-value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

NOTE M – PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex, BV, the supplier of the patented filter compound used in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights for all countries excepting the United States of America and its territories and possessions. Glycanex agreed to pay Wellstone a 3% royalty on net sales which exceed the minimum threshold of Euro 500,000. The consideration for the granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchase of the filter compound.  There was no activity with respect to this agreement in 2008.

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

NOTE O - NOTE PAYABLE

Wellstone Filters, Inc. received $250,000 from the Carlson Group, Ltd., pursuant to a promissory note, dated May 17, 2006. This Note is not associated with the prior promissory notes which had been issued in 2006 and 2004. The Company borrowed the principal amount of $250,000, at an interest rate of 8% per annum, due in full on December 31, 2007. In addition to the stated interest rate, the Company shall also pay to the Lender an amount equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount shall be adjusted pro-rata. In the event of a default under the note when due, then the Lender, at its election, may declare the entire unpaid principal and all accrued but unpaid interest, immediately due and payable. The maximum additional amount that the Company shall pay is $25,000, and such mount is due on the maturity of the Note.  No further arrangements have been made with respect to these agreements in 2008.

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

On December 31, 2008, the Company had 960,000 shares available for grant under the Option Plan.

During 2004, the Company issued warrants to purchase 129,600 shares of common stock with an exercise price of $12.50 per share in connection with a note payable. See Note H.

WELLSTONE FILTERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2007

NOTE P – STOCK OPTION PLAN (continued)

A schedule of the options is as follows:

		Exercise
	Number of	Price
	Options	Per Share
Outstanding at December 31, 2004	1,273,000	.17 - .25
Granted	180,000	0.08325
Exercised	128,000	.08325 - .25
Outstanding at December 31, 2005	1,325,000	.17 - .25
Granted	- -	- -
Exercised	24,000	.08333
Lapsed	581,000	- -
Outstanding at December 31, 2006	720,000	2.50
Granted	- -	- -
Exercised	- -	- -
Outstanding at December 31, 2007	720,000	2.50

Granted	- -	- -
Exercised	- -	- -
Outstanding at December 31, 2008	720,000	2.50

