Form 10-K/A
period 2007-12-31
WELLSTONE FILTERS INC /DE/
filed 2009-04-09
CIK 1092802

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

Explanatory note: this amendment is being filed to revise Item 8A and to file a revised Exhibit 31 certification.

Item 8A.  CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)),  based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The reason for our disclosure controls and procedures were not deemed effective is that this Annual Report, when originally filed, did not include management’s report on internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

31.1

Certification of Chief Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a)(11).

32.1

Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(11).

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

(5) Incorporated by reference to the Company's amended Annual Report  on Form 10-KSB/A, dated December 31, 2004.

(6) Incorporated by reference  to the Company's  Current  Report on Form 8-K, dated December 25, 2005.

(7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2004.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2007.

(9)  Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2006.

(10) Filed with original 2007 10-KSB

(11) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 2009.

WELLSTONE FILTERS, INC.

By:/s/ Learned Jeremiah Hand

Learned Jeremiah Hand

CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 9, 2009.

By:

/s/Learned Jeremiah Hand

CEO and Director

Learned Jeremiah Hand

(principal executive officer and acting accounting and financial officer)