Form 10-Q/A
period 2008-06-30
WELLSTONE FILTERS INC /DE/
filed 2009-04-09
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q/A

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

Explanatory note: this amendment is being filed solely in connection with a revised Exhibit 31 Certification

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

WELLSTONE FILTERS, INC.

Date: April 8, 2009 By /s/ Learned J. Hand ----------------------------- Learned J. Hand Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer) )