Form 10-K/A
period 2008-12-31
WELLSTONE FILTERS INC /DE/
filed 2009-04-09
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Common Stock, $.001 Par Value – 105,989  Shares

This amendment is being filed in connection with a revision to Item 9T and a revised Exhibit 31 certification.

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

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.  The following exhibits of the Company are included herein. No schedules are required.

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

(6) Incorporated by reference  to the Company's  Current  Report on Form 8-K, dated December 25, 2005.

(7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2004.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2007.

(9) (7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2006.

(10) Incorporated by reference to our Annual report on Form 10-KSB for the year ended December 31, 2007.

(11) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 2009.

WELLSTONE FILTERS, INC.

By:/s/ Learned Jeremiah Hand

Learned Jeremiah Hand

CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 8, 2009.

By:/s/Learned Jeremiah Hand

CEO and Director

Learned Jeremiah Hand

(principal executive officer and acting

                                                                                                      accounting and financial officer)

0