Form 10-Q
period 2009-03-31
WELLSTONE FILTERS INC /DE/
filed 2009-05-12
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares outstanding of the issuer's classes of Common Stock, as of March 31, 2009 was 105,989.

Item 1. FINANCIAL STATEMENTS

Wellstone Filters, Inc.
(A Company in the Development Stage)
Consolidated Balance Sheets
	Unaudited	Audited
ASSETS	March 31, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
Furniture and equipment, net	-	-
Total Property and Equipment	-	-
Total Assets	$ -	$ -

LIABILITIES AND CAPITAL
Current Liabilities
Current portion of long term debt	$ 2,250,000	$ 2,250,000
Accounts Payable	558,194	557,944
Related party accounts payable	116,728	116,728
Accrued expenses	1,387,690	1,356,224
Note Payable to Affiliate	59,200	59,200
Total Current Liabilities	4,371,812	4,340,096
Total Liabilities	4,371,812	4,340,096
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding	$ -	$ -
Common stock, $0.001 par value, 100,000,000 shares
authorized; 105,989 and 10,433,760 outstanding respectively	106	106
Paid in Capital	28,264,340	28,264,340
Accumulated deficit	(33,636,258)	(32,604,542)
Total stockholders' deficit	(4,371,812)	(4,340,096)
Total liabilities & equity	$ -	$ --

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

                                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             (Unaudited)

                                                                                                                                                                          CUMULATIVE

                                                                                                                                                                       FROM INCEPTION

                                                                                 FOR THE THREE             FOR THE THREE            (FEBRUARY 1998)

                                                                                MONTHS ENDED           MONTHS ENDED                         TO

                                                                                       March 31,                          March 31,                          March 31,

                                                                                            2009                                    2008                                    2009

Revenues                                                    $                                     --          $                                --      $                             258,193

COST OF GOODS SOLD                                                                 --                                            --                                     273,075

GROSS PROFIT                                                                                 --                                           --                                    (14,882)

EXPENSES

   General and Administrative Exp.                                              250                                     3,294                                31,225,037

   Research and Development Exp.                                                 --                                            --                                     237,269

(LOSS) FROM OPERATIONS                                                  (250)                                  (3,294)                             (31,477,189)

OTHER INCOME (EXPENSE):

   Interest Expense                                                                  (31,465)                                (31,465)                               (1,506,143)

NET (LOSS) BEFORE INCOME TAXES                            (31,715)                                 (34,759)                             (32,983,322)

FORGIVENESS OF DEBT                                                                --                                           --                                     347,074

INCOME TAX BENEFIT                                                                 --                                            --                                               --

NET (LOSS)                                                                            (31,715)                                 (34,759)                             (32,636,258)

NET (LOSS) PER SHARE                         $                                (.30)          $                           (.33)

 BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER

  OF SHARES   OUTSTANDING                                          105,989                                 105,989

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                                          CUMULATIVE

                                                                                                                                                                       FROM INCEPTION

                                                                                 FOR THE THREE             FOR THE THREE            (FEBRUARY 1998)

                                                                                MONTHS ENDED           MONTHS ENDED                         TO

                                                                                   March 31, 2009                 March 31, 2008                 March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                   $            (31,715)            $                (34,759)            $             (32,636,258)

Adjustments to reconcile net loss to

 net cash used in operating activities

 Issuances of common stock for services                                     --                                         --                              10,860,000

Issuance of stock options for services                                          --                                         --                                   654,946

Issuance of stock options to employees

 As compensation                                                                             --                                        --                              15,475,000

Amortization of debt discount                                                        --                                         --                                1,020,000

Depreciation                                                                                       --                                   1,294                                     25,594

Rental expense forgiven by officer and board member               --                                         --                                     29,400

Loss on disposal of furniture                                                          --                                         --                                       1,795

Increase in bank overdraft                                                               --                                        45                                            45

Increase in accounts payable                                                      250                                   2,000                                   558,194

Increase in related party accounts payable                                  --                                         --                                   111,436

Increase in accrued expense                                                   31,465                                 31,465                                1,381,769

Net cash flows from operating activities              $                       --            $                           --            $               (2,518,078)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                                 --                                         --                                  (16,222)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                             --                                         --                                   199,000

Proceeds from exercise of stock options                                       --                                         --                                     26,000

Proceeds from long term debt                                                         --                                         --                                2,250,000

Member contribution of equity                                                       --                                         --                                          100

Proceeds from related party notes payable                                  --                                         --                                     59,200

Net cash flows from financing activities                                       --                                         --                                2,534,300

NET INCREASE (DECREASE) IN CASH             $                       --            $                           --            $                               --

CASH BALANCE AT BEGINNING

OF PERIOD                                                               $                       --            $                           --            $                               --

CASH BALANCE AT END OF PERIOD              $                       --            $                           --            $                               --

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest              $                        0            $                            0            $                                0

Cash paid during the period for income taxes     $                        0            $                            0            $                                0

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows as of March 31, 2009 and for all periods presented.. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

The Company incurred a net loss of $31,715and $34,759 for the three months ended March 31, 2009 and 2008.  The Company's liabilities exceed its assets by $4,371,812 as of March 31, 2009.  The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going  concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to begin operating again,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

4 -. RELATED PARTY TRANSACTIONS

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand.  Accrued interest on the notes was $38,574 and $37,109 as of March 31, 2009 and December 31, 2008, respectively.

Accounts payable – related party include amounts due to an officer of the Company and the brother of an officer of the Company.

5. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2009.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2009 the Company had a loss of $31,715.  This loss includes general and administrative expenses of $250 and interest expense of $31,465.

PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex,  BV,  the  supplier  of  the  patented filter compound used  in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights  for  all  countries excepting the  United  States  of  America and its territories and possessions.  Glycanex agreed to pay Wellstone a  3%  royalty  on  net  sales which exceed the minimum threshold of Euro 500,000.  The consideration for  the  granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound.  As of March 31, 2009, no royalties have been paid to Wellstone, and to the knowledge of Wellstone at this time no royalties are due.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2009., Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS  -  Wellstone Filters, Inc. and its subsidiary Wellstone Tobacco have been served by a collection lawsuit by a former counsel in North Carolina. The amount of the liability is already included in our financial statements. We do not expect any material effect of this lawsuit on our financial statements.

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

WELLSTONE FILTERS, INC.

Date: May 14, 2009                                                                 By /s/ Learned J. Hand

                                                                                                Learned J. Hand
                                                                                                Chief Executive Officer and

                                                                                                Acting Chief Financial Officer
                                                                                                (Principal Executive and

                                                                                                Financial Officer)