Form 10-K/A
period 2008-12-31
WELLSTONE FILTERS INC /DE/
filed 2009-06-05
CIK 1092802

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

This amendment is being filed in connection with a revision to Item 9T.

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

(11) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 2009.

WELLSTONE FILTERS, INC.

By:/s/ Learned Jeremiah Hand

Learned Jeremiah Hand

CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 5, 2009.

By:/s/Learned Jeremiah Hand

CEO and Director

Learned Jeremiah Hand

(principal executive officer and acting

                                                                                                      accounting and financial officer)

0