Form 10-Q
period 2009-06-30
WELLSTONE FILTERS INC /DE/
filed 2009-07-07
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the issuer's classes of Common Stock, as of June 30, 2009 was 93,445,596.

Item 1. FINANCIAL STATEMENTS

Wellstone Filters, Inc.
(A Company in the Development Stage)
Consolidated Balance Sheets
	Unaudited	Audited
ASSETS	June 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
Furniture and equipment, net	-	-
Total Property and Equipment	-	-
Total Assets	$ -	$ -

LIABILITIES AND CAPITAL
Current Liabilities
Current portion of long term debt	$ 1,500,000	$ 2,250,000
Accounts Payable	558,444	557,944
Related party accounts payable	-	116,728
Accrued expenses	648,671	1,356,224
Note Payable to Affiliate	-	59,200
Total Current Liabilities	2,707,115	4,340,096
Total Liabilities	2,707,115	4,340,096
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding	$ -	$ -
Common stock, $0.001 par value, 300,000,000 shares
authorized; 93,445,596 and 105,989 outstanding respectively	93,552	106
Paid in Capital	29,867,306	28,264,340
Accumulated deficit	(32,667,973)	(32,604,542)
Total stockholders' deficit	(2,707,115)	(4,340,096)
Total liabilities & equity	$ -	$ -

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                                                                                                            CUMULATIVE

                                                                                                                                                                                                 FROM  INCEPTION

                                  FOR THE THREE                               FOR THE SIX                       (FEBRUARY 1998)

                            MONTHS ENDED JUNE 30,         MONTHS ENDED JUNE 30,         TO JUNE 30,

                                                              2009                              2008      2009          2008                       2009

Revenues

$

--

$

--

$

--

$

--

$

258,193

COST OF GOODS SOLD

--

--

--

--

273,075

GROSS PROFIT

--

--

--

--

(14,882)

EXPENSES

   General and Administrative Exp.

250

2,000

500

5,294

31,225,287

   Research and Development Exp.

--

--

--

--

237,269

(LOSS) FROM OPERATIONS

(250)

(2,000)

(500)

(5,294)

(31,477,439)

OTHER INCOME (EXPENSE):

   Interest Expense

(31,465)

(31,466)

(62,930)

(62,931)

(1,537,608)

NET (LOSS) BEFORE INCOME TAXES

(31,465)

(33,466)

(63,430)

(68,225)

(33,015,047)

FORGI      GAIN FROM FORGIVENESS OF DEBT

--

--

--

--

347,074

--

--

--

--

--

INCOME TAX BENEFIT

NET (LOSS)

(31,715)

(33,466)

(63,430)

(68,225)

(32,667,973)

NET (LOSS) PER SHARE

$

(.03)

$

(.32)

$

(.10)

$

(.68)

 BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER

  OF SHARES   OUTSTANDING

1,120,549

105,989

618,844

105,989

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE SIX

FOR THE SIX

(FEBRUARY 1998)

MONTHS ENDED

MONTHS ENDED

TO

June 30, 2009

June 30, 2008

June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

(63,430)

$

(66,225)

$

(32,667,973)

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

--

45

Increase in accounts payable

500

2,000

558,444

Increase in related party accounts payable

--

--

111,436

Increase in accrued expense

62,930

       62,931

1,413,234

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

Stock issued on conversion of debt

 $

1,696,411

$

        0

     $

          1,696,411

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows as of June 30, 2009 and for all periods presented.. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

The Company incurred a net loss of $63,430 and $66,225 for the six months ended June 30, 2009 and 2008.  The Company's liabilities exceed its assets by $2,707,115 as of June 30, 2009.  The Company has not received revenues for more than two years. These factors create substantial doubt about the Company's ability to continue as a going  concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to resume sales,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

WELLSTONE FILTERS, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(continued)

3-  NEW ACCOUNTING PRONOUNCEMENTS

Recently Enacted Accounting Standards – In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

4 -. RELATED PARTY TRANSACTIONS

The notes payable - related party consist of loans from officers of the Company. The amounts are unsecured, bearing interest rates between 5% to 8% and are due on demand.  Accrued interest on the notes was $37,109 as of December 31, 2008. The notes totaling $81,700 and interest accrued of $40,049 as of June 30, 2009  were converted into shares of common stock at a price of $.01 per share as of June 30, 2009.

Accounts payable – related party include amounts due to an officer of the Company and the brother of an officer of the Company. These amounts ($94,228 as of June 30, 2009) were converted into common stock of the Company  at the rate of $.01 per share. In addition, the officer converted $528,000 in accrued compensation (included as accrued expenses) into shares of common stock at $.01 per share, but these latter shares vest in three years; the death or disability of the officer, or the Company attaining earnings of $.10 per share.

5. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to June 30, 2009.  Effective June 30, 2009, the Company converted $953,444 in debt owed to third parties into 19,048,891 shares of common stock, and converted $743,967 in debt owed to affiliates into 74,396,700 shares. See note 7.

6. LIQUIDITY

The Company launched its Wellstone brand of cigarettes in the United States during the first quarter of 2006 and has shipped all brand styles to Arizona, Louisiana, North Carolina, Virginia and California.  Additionally, the Company had partnered with several suppliers of convenience stores in the Southeastern and the West Coast to carry the Wellstone brand family. Faced with inadequate cash resources to fund the market introduction of its products; management determined to suspend further marketing activity in 2006 and to concentrate on selling filters to other manufacturers.  The Company is funding its cash needs from funds lent by its officer and director.

7 - NOTES PAYABLE -  RESTRUCTURING

The Company obtained financing for its operations from the issuance of promissory notes, as follows: $250,000 in notes  on May 17, 2006; $500,000 in notes on January 25, 2006; and $1,500,000 in notes in October 2004. All the notes were due December 31, 2007 and bore interest at 8%; however, the $250,000 and $500,000 notes were entitled to additional interest equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount was to be adjusted pro-rata. The maximum additional amount that the Company shall pay is $25,000, and such mount is due on the maturity of such notes.  The Company was unable to repay the above notes. As of June 30, 2009, there was $275,000 in accrued interest on the $1.5 million note and $202,444 in accrued interest on the other two notes. Effective June 30, 2009, the noteholders of the $250,000 and $500,000 notes agreed to convert their notes and the $202,444 into 19,048,891 shares of commons stock.

The Company is in negotiation with the holders of the $1.5 million in notes and intends to review its other debt, and believes that substantially all of such debt will be converted into common stock or negotiated down in the next few months.  With the debt restructured, management believes it can attract more equity financing during the remainder of 2009.

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

MARKETING

The Company has determined to focus on the marketing of its filter technology because of the regulatory opportunity provided by the Family Smoking Prevention and Tobacco Control Act.  The Company does not forecast any sales for the future until it is able to obtain financing. All employees and officers have been dismissed or have resigned except for the Company Chief Executive Officer.

RESULTS OF OPERATIONS

The Company has had minimal expenses other than accrued interest on its debts. There remains $5,000 per month in interest expense which was not eliminated in the June 2009 restructuring. We expect that as we attempt to re-enter the market in 2009 we will have expenses of about $10,000 per month.

PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex,  BV,  the  supplier  of  the  patented filter compound used  in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights  for  all  countries excepting the  United  States  of  America and its territories and possessions.  Glycanex agreed to pay Wellstone a  3%  royalty  on  net  sales which exceed the minimum threshold of Euro 500,000.  The consideration for  the  granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound.  As of June 30, 2009, no royalties have been paid to Wellstone, and to the knowledge of Wellstone at this time no royalties are due.

LIQUIDITY AND CAPITAL RESOURCES

The Company obtained financing for its operations from the issuance of promissory notes, as follows: $250,000 in notes  on May 17, 2006; $500,000 in notes on January 25, 2006; and $1,500,000 in notes in October 2004. All the notes were due December 31, 2007 and bore interest at 8%; however, the $250,000 and $500,000 notes were entitled to additional interest equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount was to be adjusted pro-rata. The maximum additional amount that the Company shall pay is $25,000, and such mount is due on the maturity of such notes.  The Company was unable to repay the above notes. As of June 30, 2009, there was $275,000 in accrued interest on the $1.5 million note and $202,444 in accrued interest on the other two notes. Effective June 30, 2009, the noteholders of the $250,000 and $500,000 notes agreed to convert their notes and the $202,444 into 19,048,891 shares of commons stock.

Management has converted $743,967 in debt including $528,000 in accrued salary into common stock. The Company is in negotiation with the holders of the $1.5 million in notes and intends to review its other debt, and believes that substantially all of such debt will be converted into common stock or negotiated down in the next few months.  As of June 30, 2009, as a result of the restructuring, our liabilities were $2,707,115, which represents a 38% reduction from the debt of $4,340,096 as of December 31, 2008.  With the debt restructured, management believes it can attract more equity financing during the remainder of 2009.

We do not believe that conventional financing, such as bank loans, is available to us due to these factors. The Company will be required to engage in debt or equity transactions to satisfy cash needs. Management believes that following the restructuring, the Company will be able to raise the required funds for operations, and so it has suspended operations.

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

The report of our independent registered public accounting firm included in the audited financials in our most recent Annual Report on Form 10-K as of December 31, 2008 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of our losses to date and our current lack of revenue, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December 31, 2008 consolidated financial statements included in our Annual Report on Form 10-K an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital.

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

The Family Smoking Prevention and Tobacco Control Act was enacted in June 2009. This legislation places tobacco products under the jurisdiction of the U.S. Food and Drug Administration ("FDA"), which is empowered to  promulgate regulations governing the sale and advertising of tobacco products. This Act is designed primarily to discourage the sale to, and consumption by, adolescents and children. The Act also provides for FDA regulation of modified risk tobacco products. Wellstone believes that its patented technology is uniquely suited as a modified risk tobacco product; however, the FDA has not yet promulgated regulations implementing this Act.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  Wellstone Filters, Inc. and its subsidiary Wellstone Tobacco have been served on a collection lawsuit by a former counsel in North Carolina. The amount of the liability (approximately $28,000) is already included in our financial statements. The plaintiff has agreed to dismiss all parties except for Wellstone Tobacco provided that Wellstone Tobacco confesses to judgment on this amount plus interest from 2006. We do not expect any material effect of this lawsuit on our financial statements.

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

WELLSTONE FILTERS, INC.

Date: July 6, 2009

By /s/ Learned J. Hand

Learned J. Hand
                                                                                                Chief Executive Officer and

Acting Chief Financial Officer

                                                                                                (Principal Executive and

Financial Officer) and Duly Authorized Officer