Form 10-K/A
period 2007-12-31
WELLSTONE FILTERS INC /DE/
filed 2009-07-20
CIK 1092802

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 25, 2005.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB, dated December 31, 2004.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2007.

(9)  Incorporated by reference to the Company's Annual Report on Form 10-KSB, dated December 31, 2006.

(10) Filed with original 2007 10-KSB

(11) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 20, 2009.

WELLSTONE FILTERS, INC.

By:/s/ Learned Jeremiah Hand

Learned Jeremiah Hand

CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 20, 2009.

By:

/s/Learned Jeremiah Hand

CEO and Director

Learned Jeremiah Hand

(principal executive officer and acting accounting and financial officer)