Form 10-Q
period 2009-09-30
WELLSTONE FILTER SCIENCES INC /DE/
filed 2009-11-20
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-28161

WELLSTONE FILTER SCIENCES, INC.
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

The number of shares outstanding of the issuer's classes of Common Stock, as of September 30, 2009 was 93,445,596.

___________________________________________________________________________________________________________________

Item 1. FINANCIAL STATEMENTS

WELLSTONE FILTER SCIENCES, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

                                                        CONSOLIDATED BALANCE SHEETS

Unaudited

Audited

September 30,

December 31,

2009

2008

ASSETS

Current Assets

$

--

$

--

Cash and cash equivalents

--

--

Total Current Assets

--

--

Furniture and equipment, net

--

--

Total Property and Equipment

--

--

Total Assets

$

--

$

--

LIABILITIES AND CAPITAL

Current Liabilities

Current portion of long term debt

$

1,500,000

$

2,250,000

Accounts payable

558,444

557,944

Related party accounts payable

--

116,728

Accrued expenses

663,671

1,356,224

Note payable to Affiliate

--

59,200

Total Current Liabilities

2,722,365

4,340,096

Total Liabilities

2,722,365

4,340,096

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000

  shares authorized; no shares issued and outstanding

$

--

$

--

Common stock, $0.001 par value 300,000,000

  shares authorized; 93,445,596 and 105,989

  outstanding respectively

93,552

106

Paid in Capital

29,867,306

28,264,340

Accumulated deficit

(32,683,223)

(32,604,542)

Total stockholders’ deficit

(2,722,365)

(4,340,096)

Total liabilities & equity

$

--

$

--

The accompanying notes are an integral part of the financial statements.

____________________________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)

    CUMULATIVE

      FROM INCEPTION

               FOR THE THREE

            FOR THE NINE

       (FEBRUARY 1998)

                  MONTHS ENDED

                 MONTHS ENDED

TO

                September 30,

September 30,

September 30,
                                                                                                      2009

2008

2009

2008

2009

Revenues

$

--

$

--

$

--

$

--

$

258,193

COST OF GOODS SOLD

--

--

--

--

273,075

GROSS PROFIT

--

--

--

--

(14,882)

EXPENSES

   General and Administrative Exp.

250

500

750

5,794

31,225,287

   Research and Development Exp.

--

--

--

--

237,269

(LOSS) FROM OPERATIONS

(250)

(500)

(750)

(5,794)

(31,477,439)

OTHER INCOME (EXPENSE):

   Interest Expense

(15,000)

(31,465)

(77,931)

(94,396)

(1,552,609)

NET (LOSS) BEFORE INCOME TAXES

(15,000)

(31,965)

(76,681)

(100,190)

(33,030,297)

                    FORGIVENESS OF DEBT

             --

              --

             --

                --

347,074

                     INCOME TAX BENEFIT

--

--

--

--

--

NET (LOSS)

(15,250)

(31,965)

(78,681)

(100,190)

(32,683,223)

NET (LOSS) PER SHARE

$

(.00)

$

(.30)

$

(.13)

$

(.95)

 BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER

  OF SHARES   OUTSTANDING

93,551,933

105,989

618,844

105,989

The accompanying notes are an integral part of the financial statements.

________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE NINE

FOR THE NINE

(FEBRUARY 1998)

MONTHS ENDED

MONTHS ENDED

TO

September 30, 2009

September 30, 2008

September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

(78,681)

$

(100,190)

$

(32,683,223)

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

750

5,794

558,694

Increase in related party accounts payable

--

--

111,436

Increase in accrued expense

77,930

       94,396

1,428,234

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

___________________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position, results of operations and cash flows as of September 30, 2009 and for all periods presented.. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998 (date of inception). On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) (the "Registrant") acquired Wellstone pursuant to an Agreement and Plan of Reorganization (the Agreement), dated as of May 25, 2001. The Registrant acquired all of the outstanding membership interest of Wellstone, in exchange for 84,000 shares of the Registrant's Common Stock. This transaction was accounted for as a reverse acquisition. All share amounts are after giving effect to a 5-for-1 forward stock split effected in July 2003, a .40 for one stock dividend effected in October 2003 and a 3-for-1 forward stock split effected in September 2004,  a 1-for-25 reverse split effective June 2006 and a 1-for-100 reverse stock split effective June of 2007.  In September 2009 the registrant changed its name to “Wellstone Filter Sciences, Inc."

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

2  -  PRINCIPAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns on defective catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

                                                                                                                       5

______________________________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income tax

We are subject to income taxes in the U.S.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others:  useful lives and residual values of fixed assets, fair market values of inventory, and goodwill and intangible assets impairment tests. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Fair Value Measurements

Effective beginning second quarter 2009, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures , clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

6

__________________________________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(continued)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company adoption of FASB ASC Topic 825 did not have a material impact on the company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at September 30, 2009.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of September 30, 2009, the Company had no assets.

                                                                                                                           7

________________________________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(continued)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings Per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of the outstanding stock options for the three and nine months ended September 30, 2009 and 2008.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2009 and 2008.

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on July 9, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 15, 2009, which

                                                                                                                      8

________________________________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(continued)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no subsequent events.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Condensed Consolidated Statement of Operations and Other Comprehensive Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

There were no share-based compensation costs that were included in operating expenses for the three months ended September 30, 2009 and 2008, respectively.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

                                                                                                                9

__________________________________________________________________________________________________________________________

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(continued)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855),"Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of FinancialAssets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810),"Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "TheFASB Accounting Standards Codification and the Hierarchy of Generally Accepted AccountingPrinciples-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financialstatements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair

Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), MultipleDeliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3- GOING CONCERN

The Company incurred a net loss of $78,681 and $(100,190) for the nine months ended September 30, 2009 and 2008.  The Company's liabilities exceed its assets by $2,722,365 as of September 30, 2009.  The Company has not received revenues for more than two years. These factors create substantial doubt about the Company's ability to continue as a going concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to resume sales,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan. The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

_____________________________________________________________________________________________________________

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

5. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to September 30, 2009.  Effective June 30, 2009, the Company converted $953,444 in debt owed to third parties into 19,048,891 shares of common stock, and converted $743,967 in debt owed to affiliates into 74,396,700 shares. See note 7.

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

7 - NOTES PAYABLE -  RESTRUCTURING

______________________________________________________________________________________________________________________-

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

___________________________________________________________________________________________________________________________

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

_______________________________________________________________________________________________________________

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

____________________________________________________________________________________________________________________

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

_______________________________________________________________________________________________________________________

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

_____________________________________________________________________________________________________________________

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

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  Wellstone Filters, Inc. and its subsidiary Wellstone Tobacco were served on a collection lawsuit by a former counsel in North Carolina. The amount of the liability (approximately $28,000) was already included in our financial statements. The plaintiff  dismissed all parties except for Wellstone Tobacco and  Wellstone Tobacco confessed to judgment on $24,456.06 puls interest at 8% from and after June 23, 2006, and $3,340.27 plus interest t 8% from October 5, 2006 until paid. These amounts are already accrued on our  financial statements.

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

WELLSTONE FILTER SCIENCES, INC.

Date: November 16, 2009

By /s/ Learned J. Hand

Learned J. Hand, Chief Executive and Financial Officer (prinicpal executive and financial officer and duly authorized officer)

13