Form 10-Q/A
period 2009-09-30
WELLSTONE FILTER SCIENCES INC /DE/
filed 2010-03-04
CIK 1092802

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d -15 (e) as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date: March 3, 2010

By /s/ Learned J. Hand

Learned J. Hand

Chief Executive Officer and

Acting Chief Financial Officer

(Principal Executive and

Financial Officer) and Duly Authorized Officer