Form 10-K
period 2009-12-31
WELLSTONE FILTER SCIENCES INC /DE/
filed 2010-04-14
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-28161

WELLSTONE FILTER SCIENCES, INC.

(Exact name of registrant as specified in its charter)

                         Delaware                                                                                  33-0619264

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

710 Market Street, Chapel Hill, North Carolina                     27516

           (Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code:             (919) 370-4408

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           YES             NO   X

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES            NO   X

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES   X        NO

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    __

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $133,632  based  on 93,551,580 shares outstanding on that date, of which 74,461,273 shares are owned by affiliates,  and the last sale price of $.07.

The number of shares outstanding of the issuer's classes of Common Stock as of April 13, 2010

Common Stock, $.001 Par Value – 93,551,580 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

PART I

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

Background

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

Wellstone tested  the  filter technology in small manufacturing batches. Wellstone held discussions with several major manufacturers for licensing or supply contracts, but no contracts have been entered into nor are any currently under negotiation.  All testing performed on the filter technology prior to and through December 31, 2005 was for developmental  purposes  only and in the third  quarter of 2005 Wellstone shipped product to Central and South America for promotional and consumer trial purposes only.

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

In the quarter ended September 30, 2006, the Company continued to suffer from a negative gross margin on its cigarettes, which was part of the Company's strategy to obtain market share and entry into the competitive cigarette marketplace.  Management reviewed the liquidity position of the Company during the quarter ended September 30, 2006 and sought unsuccessfully for additional debt or equity funding. Although the Company did enter into negotiations for a private placement, the funding group required that the Company carry out a 1-for- 25 reverse split of the common stock as a precondition to such placement. After Wellstone carried out the reverse split, the funding source did not complete funding.  Faced with inadequate cash resources to fund the market introduction of  its  products,  management determined  to suspend further marketing activity.  As a result, sales in the quarter ended September 30, 2006 fell to only $6,475, and Wellstone had no significant sales for the remainder of the year ended December 31, 2006.  All employees and officers have been dismissed or have resigned, except for the Company Chief Executive Officer. The Company had negotiated with its suppliers for time to obtain financing and continue its business, was not successful in obtaining financing. Currently the Company has no sales and is seeking financing in order to re-enter the market.

Recent Developments

Wellstone has determined to separate its tobacco cigarette business (carried out by its North Carolina subsidiary, Wellstone Tobacco)  and its filter science business by distributing the shares of Wellstone Tobacco to its shareholders.  The Tobacco Control Act (See below under "Governmental Regulation) granted FDA important new authority to regulate the manufacture, marketing, and distribution of tobacco products to protect the public health generally and to reduce tobacco use by minors. Among its many provisions, the Tobacco Control Act added sections 904 and 905 to the Federal Food, Drug, and Cosmetic Act (the act) (21 U.S.C. 387d), establishing requirements for tobacco product ingredient submissions, requiring submission of documents related to certain effects of tobacco products, and adding requirements for tobacco product establishment registration and product listing. These requirements apply differently to different tobacco products.

Section 904(a)(1) of the act requires each tobacco product manufacturer or importer, or agent thereof, to submit a listing of all ingredients, including tobacco, substances, compounds, and additives that are added by the manufacturer to the tobacco, paper, filter, or other part of each tobacco product by brand and by quantity in each brand and subbrand. For tobacco products not on the market as of June 22, 2009, section 904(c)(1) requires that the list of ingredients be submitted at least 90 days prior to delivery for introduction into interstate commerce. Section 904(c) of the act also requires submission of information whenever any additive, or the quantity of any additive, is changed.

Section 904(a)(4) of the act requires each tobacco product manufacturer or importer, or agent thereof, to submit all documents developed after June 22, 2009 “that relate to health, toxicological, behavioral, or physiologic effects of current or future tobacco products, their constituents (including smoke constituents), ingredients, components, and additives.”

Section 905(b) of the act requires that “every person who owns or operates any establishment in any State engaged in the manufacture, preparation, compounding, or processing of a tobacco product or tobacco products” register with FDA the name, places of business, and all establishments engaged in these activities owned or operated by that person.  Section 905(i)(1) of the act requires that all registrants “shall, at the time of registration . . . file with [FDA] a list of all tobacco products which are being manufactured, prepared, compounded, or processed by that person for commercial distribution,” along with certain accompanying information, including all labeling. In addition, section 905(i)(3) of the act requires that certain changes in the product list be submitted biannually. Wellstone has completed this registration process for its Wellstone Filters brand.

At this time, the FDA intends to enforce the ingredient listing requirements, the tobacco health document submission requirements, and the tobacco product manufacturer or importer registration requirements with respect to:

•

manufacturers and importers of cigarettes, smokeless tobacco, and roll-your-own tobacco for consumer use; and

•

manufacturers and importers of tobacco (including tobacco leaf blends, reconstituted tobacco, and bulk smokeless tobacco), papers, filters (including filter rods), or pouches, whether such products are for further manufacturing of, or for consumer use as, regulated tobacco products. Products for consumer use include tobacco, papers, and filters sold separately, in kits (such as for roll-your-own tobacco), or as part of accessories.

The failure to provide any information required by section 904 is a prohibited act under section 301(q)(1)(B) of the act (21 U.S.C. § 331(q)(1)(B)). In addition, under section 903(a)(10) of the act, tobacco products are deemed misbranded for a “failure or refusal . . . to comply with any requirement prescribed under section 904 . . . .” 21 U.S.C. § 387c(a)(10). Violations relating to section 904(a)(4) are subject to regulatory and enforcement action by FDA, including seizure and injunction. Wellstone has also complied with the requirements of Section 904.

Because Wellstone has developed packaging materials and tobacco blends for a full line of cigarettes in addition to having developed separately its proprietary filter technology, the company falls under both categories of filing requirements under sections 904 and 905.

However, the filing requirements are substantially dissimilar for the tobacco cigarette and the Wellstone filter. In addition to their dissimilar composition, the Wellstone cigarette is produced on a contract basis by outside entities, while the Wellstone filter is a proprietary product.

Moreover, the Tobacco Control Act treats the regulation of Modified Risk Tobacco Products (MRTP) differently for the two categories of product. Section 911 of the act, as amended by the Tobacco Control Act, states, in pertinent part:

(a) No person may introduce or deliver for introduction into interstate commerce any modified risk tobacco product unless an order issued pursuant to subsection (g) is effective with respect to such product.

(d) Any person may file with the Secretary an application for a modified risk tobacco product. . . .

Section 911(g) provides the criteria under which the Agency determines whether to issue an order that a MRTP may be commercially marketed. The Tobacco Control Act provides that, within two years and nine months of its enactment, the Agency shall issue regulations or guidance regarding MRTP applications, and those regulations or guidance shall “establish a reasonable timetable for the Secretary to review an application under this section.” (See section 6 of the Tobacco Control Act and section 911(l) of the FDCA as added by the Tobacco Control Act.)

The MRTP application procedure in section 911(d) of the FDCA provides that the application must contain: a description of the product and any proposed advertising and labeling; the conditions for using the product; the formulation of the product; sample product labels and labeling; all documents related to research findings, both favorable and non-favorable, relating to the effect of the product on tobacco-related diseases and health–related conditions; and data and information on actual consumer use. Section 911(e) of the FDCA provides that the Agency make the MRTP applications available for public comment. Section 911(f) of the FDCA requires that an MRTP application be referred to the Tobacco Products Scientific Advisory Committee for review and that the committee report its recommendations to the Agency within 60 days of the referral. The FDC states in its official commentary:

“Moreover, the MRTP application review process and approval criteria are new, and the Agency is likely to encounter a number of questions of first impression involving science, law, policy, and procedure. Resolving questions of first impression may mean that the initial applications will require more time than later submitted ones.” Because the approval process is not commensurable, the company must apply for approval of its proprietary filter product as a modified risk tobacco product separate from any application for approval of a Wellstone tobacco cigarette.

As a consequence of the conflicts in compliance under the Tobacco Control Act with respect to its separate product categories, management believes it is necessary to split Wellstone into two companies, one for the manufacture of tobacco cigarettes, and the other focused solely on filter science and production. This conclusion is consistent with management’s business appraisal of a marketing conflict in selling our filters to other cigarette manufacturers while simultaneously competing with these companies by manufacturing our own brand of cigarettes.

The Tobacco and Cigarette  Industry

Annual  U.S  sales  of cigarettes  in  2007  were  348  billion.  Approximately 43.1 million (18.3%) of Americans smoke (National Center for Health Statistics), according to ; worldwide, the figure is estimated to be 1.5 billion people. The market share of five major U.S. cigarette manufacturers in 2008 was estimated as follows:

U.S. MARKET SHARE (to nearest 1%)
Altria (Phillip Morris Cos., Inc.)	51%

Reynolds American (RJ Reynolds)	28%

Lorillard	11%

Imperial Tobacco (Commonwealth)	4%

Liggett & Meyers	1%

Total	95%

Filters

Almost all cigarettes sold are filtered.   Worldwide, about 90-95% of sold worldwide are  filtered.  Four types  of  material  are used in filters:  cellulose  acetate  (68%),  polypropylene  (21%  primarily in China)  pure  cellulose (less than 1%), and granular additive filters  such  as activated charcoal (1%).  Activated charcoal filters are efficient, having been proven to reduce carcinogenicity.   However,  activated  carbon  filters  also remove  much  of  the  taste  and  nicotine,  and have probably not become more popular  due  to  this  reason.  In management's opinion, the development of "safe" or "safer" cigarettes has been slow due to three factors.  First, the manufacturers had no interest in developing  "safer"  cigarettes since to do so would  be  an  admission  that smoking was prejudicial to health,  which  would adversely impact sales and  lead  to  liability.   We think this is no longer a factor due to overwhelming consensus that smoking is unhealthy, and the 1998 settlement between the state governments and the tobacco companies.

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

Our Filter Removes Certain Carcinogens

Our filter material works  by  trapping  nucleophiles in tobacco which is produced  during  combustion  and  is  the subject of  U.S.  Patent  6,119,701, "Methods, agents and devices for removing  nucleophilic toxins from tobacco and tobacco smoke", issued September 19, 2000, to  Anthony Cerami, Dr. Carla Cerami Hand M.D./Ph.D. and Dr. Peter Ulrich Ph.D, all shareholders  of  Wellstone  and licensed  to  Wellstone  on  September  14,  1999, and of U.S. Patent 6,615,842 "Methods for removing nucleophilic toxins from  tobacco smoke" issued September 9,  2003  to  Dr.  Cerami,  and Drs. Cerami Hand and Ulrich   and  licensed  to Wellstone on September 14, 1999.  Compounds  in  the  filter  material  include periodate-oxidated  (dialdeyhde)  derivaties  of  the polysaccharides cellulose, starch and agarose.

We intend to sublicense our filter technology to our Wellstone Tobacco Company subsidiary, which will be spun off to shareholders and will attempt to re-enter the market, and  to sell filters directly to manufacturers to be integrated into their own cigarette brands.

Results of in-house Filter Testing

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

Two  principal factors led to the decision to license Wellstone's  key technology to Glycanex.  First,  Wellstone  lacks  cash  at  this  time  to pay Glycanex  for the $ 120,000  which is owed and likewise lacks cash to defend any collection  lawsuit.  Wellstone  also  lacks  at  this  time  cash  to fund marketing  of its Wellstone cigarettes in the United States, but believes  that with sufficient  funding  it  can resume marketing. Secondly Wellstone believes that the technology is viable and  that  the  licenses  to  Glycanex  provide a possibility  for  Wellstone to receive royalty income from the exploitation  of the technology outside  the  United States. Management believes that the Patent License Agreement validates the value of the technology. Glycanex has informed the Company that it is continuing to seek to exploit its license but that no sales have yet occurred.

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

EMPLOYEES

As  of  December  31,  2009, we had only one employee, our Chief Executive Officer, and a part-time controller.  Pending resumption of marketing, we do not intend to add additional employees at this time.

Legislation and Regulation

On June 22, 2009,  President Obama signed into law the “Family Smoking Prevention and Tobacco Control Act” (H.R. 1256) (the “Tobacco Act”). The law grants the Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products. Under various deadlines, the Tobacco Act:

Gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

Requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

Requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

Requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;

Mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

Imposes new health warning requirements on cigarette and smokeless tobacco products;

Imposes new restrictions on the sale and distribution of tobacco products;

Bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

Bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol;

Requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

Prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

Requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

Requires tobacco product manufacturers and certain other entities to register with the FDA (Wellstone has complied with this requirement);

Authorizes the FDA to require the reduction of nicotine (although it may not require the reduction of nicotine yields of a tobacco product to zero) and the reduction or elimination of other constituents;

Imposes significant new restrictions on the advertising and promotion of tobacco products; and

Grants the FDA the regulatory authority to impose broad additional restrictions.

The Tobacco Act also requires establishment of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including recommendations on modified risk applications.

The law imposes user fees on certain tobacco product manufacturers in order to fund tobacco related FDA activities. User fees will be allocated among tobacco product classes according to a formula set out in the legislation, and then among manufacturers and importers within each class based on market share.

Compliance costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Act. Costs, however, could be substantial and could have a material adverse effect on the company’s financial condition, results of operations, and cash flows. In addition, failure to comply with the Tobacco Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of Wellstone.

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. Effective April 1, 2009, the federal cigarette excise tax increased from $0.39 to $1.01 per pack. State excise taxes vary considerably and, when combined with sales taxes, local taxes and the federal excise tax, may exceed $4.00 per pack. In 2009, 15 states have enacted increases in excise taxes and several other states are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.

A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. This trend has had, and is likely to continue to have, an adverse effect on cigarette sales. It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented, or to predict what the impact of the Tobacco Act will be on these pending legislative efforts.

Tobacco Product Regulation

The regulation of tobacco product characteristics has two primary goals. One is to reduce consumption. The second is to reduce the harm from the continued use of tobacco products. This harm reduction can be achieved by reducing the toxic emissions from cigarettes or the toxic constituents of smokeless tobacco. Reducing toxic exposures would potentially lower the risk and severity of disease in people who continue to smoke. The Tobacco

Act is explicit that consumers must be informed about what is known about the risks of using tobacco products that result in reduced toxic exposures (reduced exposure products). Moreover, the FDA must take steps to reduce the likelihood that the availability of reduced-exposure products will increase initiation or reduce the number of users who quit. Under the Tobacco Act, the FDA must take the necessary steps to help addicted smokers overcome their addiction, and to make the product less toxic for smokers who are unable or unwilling to stop, by taking steps to reduce or remove hazardous and addictive ingredients from cigarettes, to the extent that it is scientifically feasible. The approach of the Tobacco Act is to mandate the FDA to reduce the harm from the continued use of tobacco products in conjunction with imposing limitations on the advertisement of modified risk technologies.

The Tobacco Act marks a reversal of government policy regarding the treatment of reduced risk tobacco products. Prior to the Tobacco Act, manufacturers were forbidden from advertising a “safer cigarette” due to government concerns that any such claims would encourage the consuming public to start or continue smoking. The Tobacco Act explicitly provides for a category of reduced risk tobacco products to be evaluated by the FDA and approved for marketing.

The Tobacco Act goes farther than simply allowing for the introduction of reduced risk products. The FDA is mandated to establish “Tobacco Product Standards.” The content of these standards is to include “the reduction or elimination of … constituents, including smoke constituents, or harmful components of the product,” including “provisions respecting the construction [and] components” of cigarettes.” “Components” expressly includes cigarette filters. The FDA’s authority to establish manufacturing standards for tobacco products means that the sale of less toxic cigarettes should become the standard rather than the exception.

Reducing Harm from Continued Use

The Tobacco Act is intended to reduce the harm of tobacco use in smokers who continue to use these products. The ways in which the harm of tobacco products might be reduced include (1) setting performance standards to reduce toxic emissions from cigarettes, (2) evaluating and approving potential reduced exposure products (PREPs), (3) educating users about the risks and benefits of tobacco products, and (4) encouraging the development of medications to reduce cigarette consumption.

As general principles guiding its authority, the FDA’s decisions must be based on sound science. The goals are both to reduce consumption and to reduce the mortality and morbidity caused by tobacco use. The FDA efforts are intended to complement, not replace, prevention and cessation efforts.

Product Standards

The Tobacco Act gives the FDA broad authority to promulgate tobacco product standards whenever such a standard is found to be “appropriate for protection of the public health,” taking into consideration the risks and benefits to the population as a whole, including users and nonusers of tobacco products. The FDA is specifically directed to take into account the increased or decreased likelihood that existing users of tobacco products would stop using such products and the increased or decreased likelihood that those that do not use tobacco products would start using such products. The FDA is authorized to promulgate standards “for reduction or elimination of other constituents, including smoke constituents or harmful components of the product.” The FDA is empowered to embrace a harm reduction approach by reducing the toxicity of tobacco products.

Potential Reduced-Exposure Products

The Tobacco Act authorizes the FDA to develop specific standards for evaluating products that companies intend to promote as reduced exposure or reduced-risk products. Such products would be those, as indicated by the manufacturer explicitly or implicitly, that present a lower risk of tobacco-related diseases or that are less harmful than other commercially-marketed tobacco products; tobacco products or their smoke that contain a reduced level of a substance or whose use results in a reduced exposure to a substance; or tobacco products that, when smoked, do not contain or are free of a particular substance. The FDA is granted the authority to regulate reduced-exposure and reduced-risk health claims and to ensure that there is a scientific basis for the claims that are permitted.

The Tobacco Act addresses concerns of smaller companies by mandating the creation of an office to provide technical and other nonfinancial assistance to small tobacco product manufacturers, and by mandating Tobacco Product Standards that encourage innovations like filter technologies designed to reduce the toxicity of cigarette smoke.

Center for Tobacco Products

The FDA established the Center for Tobacco Products to oversee the implementation of the Act. The Center’s mission, according to the FDA, is to “use the best available science to guide the development and implementation of effective public health strategies to reduce the burden of illness and death caused by tobacco products.” In establishing the Tobacco Product Standards, the FDA expressly must consider “Technical Achievability.” Therefore, when the FDA promulgates the new Tobacco Product Standards, it will require the use of the best available scientifically proven technology to reduce smoking risk.

Management believes the Tobacco Act will favor companies that are first to market with alternatives offering significant reductions in toxins and carcinogens. None of the largest tobacco product manufacturers is known to have a viable product that will meet the new Tobacco Product Standards. This creates a distinct opportunity for companies that have developed better technologies but have not been able to compete effectively against the dominant tobacco product manufacturers. Management believes that Wellstone’s filter technology is ideally suited for the new FDA oversight of tobacco products, and that the FDA is effectively mandating the technology Wellstone has been developing for years. Wellstone plans on submitting its patented Reduced Exposure Filter as the “best available technology” to the FDA.

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

We intend to sell cigarettes and to supply filters which we believe could make  cigarettes  less  prejudicial  to  health, but Wellstone could still be liable  for personal injury to consumers.  Even if we  believe  such  lawsuits  are without merit, the cost of defense or settlement of lawsuits could be substantial.

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

Item 1A. RISK FACTORS.

This item is inapplicable because we are a "smaller reporting company" as defined in Rule 405.

Item 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Rule 405.

Item 2. PROPERTIES

. Wellstone  has the use of  a minimal amount of space in Chapel Hill, North Carolina provided by the officer and director at no cost.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol WLSF.OB from May, 2003 to June 29, 2006, when the symbol was changed to WFLT.OB in connection with a 1-for-25 reverse stock split; under the symbol WFLR on the Pink Sheets LLC and the OTC Bulletin Board from June 7, 2007, when a 1-for-100 reverse stock split was effected, and under the symbol WFSN from September 2009 to the present in connection with a name change from "Wellstone Filters, Inc."  The high and low sales prices for the common stock were as follows:

Quarter Ended	High	Low
December 31, 2009	$ .15	$ .12
September 30, 2009	.18	.15
June 30, 2009	.07	.07
March 31, 2009	.07	.05
December 31, 2008	.51	.51
September 30, 2008	1.01	1.01
June 30, 2008	3.00	3.00
March 31, 2008	1.60	1.60

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board or Pink Sheets, LLC and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

In May 2009, we converted accounts payable owed to an officer and a company related to him in the amount of $94,228 into 9,422,800, shares of common stock of the Company at the rate of $.01 per share. In addition, the officer converted $528,000 in accrued compensation (which was classified as accrued expenses) into 52,800,000 shares of common stock at $.01 per share, but these latter shares vest at the earlier of three years; the death or disability of the officer, or the Company attaining earnings of $.10 per share. The conversion rate of $.01 per share created an additional stock-based compensation expense from debt conversion of $2,975,869.

Effective June 30, 2009, seven noteholders of outstanding promissory notes aggregating $750,000 agreed to convert their notes and the $202,444 in accrued interest thereon into 19,048,891 shares of common stock, or $.05 per share.

These share issuances are believed to be exempt from registration under Section 4(2) of the Securities Act as a transaction not involving any public offering.

 (b)  Holders

As of December 31, 2009, there were approximately 150 record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

 Company repurchases of common stock during the years ended December 31, 2009 and 2008.

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

WELLSTONE'S STRATEGIC DIRECTION

Following a review of the tobacco  market  and  cigarette  industry, Wellstone, through its Wellstone Tobacco subsidiary,  determined to manufacture  and  produce  its  own  brand  of  cigarettes.  In connection with such plan, Wellstone has developed packaging materials and tobacco blends for a full line of cigarettes, including regular, smooth blue and menthol. Wellstone Tobacco's strategy and objective is to offer an ultra-premium product at a value price.

Wellstone Tobacco  has received approval from the Federal Trade Commission (FTC) and the National  Association  of Attorneys Generals (NAAG) and has been added  to  the list of approved brands  in  thirty  one states. We have initiated the process for approval in the remaining states but are not actively prosecuting approval due to lack of funds and uncertainty about the Company’s future marketing. Wellstone Tobacco  has signed a multi-year manufacturing contract with US Flue-Cured  Tobacco  for production. With the exception of filters, US Flue- Cured will procure all materials,  manufacture, package, and ship to order. Wellstone Tobacco believes US Flue-Cured's annual manufacturing capacity is sufficient to meet its short and long-term needs.  Wellstone Filter Sciences has supplied the filters for Wellstone Tobacco.  Tobacco leaves  are readily available  through  a  variety of sources.

Subject to regulatory  approval,  we  intend  to offer what we consider to be a "Potentially Reduced Exposure Product" or "PREP"  or  products within the price value  segment  of  the  market.  Wellstone Tobacco  launched its Wellstone  brand  of cigarettes in the United States during  the  first  quarter  of  2006  and  has shipped  all  brand  styles to Arizona, Louisiana, North Carolina, Virginia and California. Wellstone Filter Sciences is  investigating  the  international  potential  of its proprietary  compound,  especially  in  Europe,  Africa, and Asia where smoking levels  are  much  higher  than in the United States and  Canada.  The  Company continues to consider one  or  more  acquisitions if such can be synergistic with  our  current  business,  but no agreements  have  been  reached  for  any acquisitions.

We  believe  that the Wellstone Tobacco brand of cigarettes  are  lower  in  toxins  and  do  not compromise the  pleasurable  effects  of smoking. Wellstone's strategic plan as well as its philosophy is based on two assumptions: first, quitting smoking can be  difficult and second, many smokers do  not  concentrate  on  cigarette  tar levels.  In  2002, according to industry reports, 64% of all cigarettes sold in the United States  were  high (more than 10 mg) in tar. Wellstone believes that part of the reason smokers  prefer  high  tar  cigarettes  is because of taste. Wellstone's goal is to reduce toxins and certain associated carcinogens without affecting the cigarettes' taste. We believe smokers will try  Wellstone for its lower price, and come back for its taste.

We believe that Wellstone is the only small (less than $50 million in sales) US cigarette manufacturer that is publicly traded. We believe that  the  remainder of  the  small  manufacturers  in  the  industry are privately held or foreign. Management believes Wellstone Tobacco's access to  the  US  capital markets will assist it  in its goal to become the largest company in  the  growing  discount cigarette market. However, there can be no assurance that Wellstone's access to US capital markets  will  provide the necessary financing to build and grow the business.

Wellstone intends to spin off  its Wellstone Tobacco Company subsidiary which will market the cigarette product, and to continue to market its filter as its principal business.

OVERVIEW

Wellstone has relocated from New York to North Carolina to avail  itself of the talent  pool  and infrastructure already in place in North Carolina.  Wellstone has leased space  in  a  state-of-the-art  cigarette manufacturing facility. In addition to office and plant space, Wellstone  also  leases, on a non-exclusive basis as needed, certain production assets to produce  cigarette  samples.  The office  space and plant are located at 250 Crown Boulevard in Timberlake, North Carolina,  approximately  20 miles from Durham. This space was vacated in September, 2006, and now uses a minimal amount of space in Chapel Hill, North Carolina.   In furtherance of its  marketing plans, the Company:

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

Wellstone had a loss from operations of $ $2,976,678 and $6,044 in the years ended December 31, 2009 and 2008, respectively. These expenses reflect sales of $0 in each year. and stock-based compensation expense from debt conversion of $2,975,869. Interest expenses of $92,931 and $125,861 in 2009 and 2008, respectively, related to the outstanding debt to noteholders and management. The interest expense was lower in 2009 due to the conversion of the management debt and one-third of the noteholders debt being converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

During  2004,  the  Company  received  $1,500,000  in  exchange  for  a $1,500,000 convertible promissory note, due December 31, 2006.  The note bears interest  at  a  rate  of  4%  per  annum (effective interest rate  of 38%), which accrues and is payable on maturity. This note was not  paid as of December 31, 2009, and the Company lacks funds to pay the note. Wellstone is in discussions with the noteholder  regarding repayment options. Other debt owed to management and to other noteholders totaling $1,696,412 was converted in May and June 2009 into common stock.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable since the Company is a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Wellstone's financial statements are appended to the end of this report and include the following:

Report of  Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31,  2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the period inception (February 17, 1998)) to December 31, 2009

Consolidated Statements of Cash Flows  for the years ended December 31, 2009 and 2008 and the period inception (February 17, 1998) to December 31, 2009

Consolidated Statement of Changes in Stockholders’ Deficit for the  period inception (February 17, 1998) to December 31, 2009

Notes to Consolidated Financial Statements.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 16, 2009 the Registrant's dismissed its former independent accountant The Blackwing Group LLC ("Blackwing").  The report by Blackwing on the consolidated financial statements of the Registrant dated March 17, 2009, including a balance sheet as of December 31, 2008 and 2007 and the statements of operations, cash flows and statement of stockholders' equity for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.  During the period covered by the financial statements through the date of dismissal of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended December 31, 2008 and 2007 and through November 16, 2009, there were no “reportable events” with respect to the Company as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On November 16, 2009, the Registrant engaged Larry O'Donnell, CPA, P.C. as its independent auditor. This engagement was approved by the Board of Directors. During the two fiscal years ended December 31, 2008, and the interim period until the engagement of Larry O'Donnell, CPA, P.C.,  the  Registrant  did not consult with Larry O'Donnell, CPA, P.C. on the  application  of accounting  principles to any specific transaction nor the type of audit opinion that  might  be  rendered  on the  Registrant's  financial  statements.  Further, Larry O'Donnell, CPA, P.C. did not provide any written or oral advice that was an important factor considered us in reaching a decision as to any such accounting, auditing or financial reporting or any matter being the subject of disagreement or "reportable event" or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v). A letter from The Blackwing Group LLC with respect to its dismissal was filed as an exhibit to this 8-K Current Report.

On February 16, 2010 the Registrant dismissed its former independent accountant Larry O'Donnell, CPA, P.C.  Larry O'Donnell, CPA, P.C. did not audit any financial statements of the Registrant.  During the period covered by the financial statements through the date of dismissal of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended December 31, 2008 and 2007 and through February 16, 2010, there were no “reportable events” with respect to the Company as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On February 16, 2010, the Registrant engaged Child, Van Wagoner & Bradshaw, PLLC as its independent auditor. This engagement was approved by the Board of Directors. During the two fiscal years ended December 31, 2008, and the interim period until the engagement of Child, Van Wagoner & Bradshaw, PLLC,  the  Registrant  did not consult with Child, Van Wagoner & Bradshaw, PLLC on the  application  of accounting  principles to any specific transaction nor the type of audit opinion that  might  be  rendered  on the  Registrant's  financial  statements.  Further, Child, Van Wagoner & Bradshaw, PLLC did not provide any written or oral advice that was an important factor considered us in reaching a decision as to any such accounting, auditing or financial reporting or any matter being the subject of disagreement or "reportable event" or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

The Registrant requested that Larry O' Donnell, CPA, P.C. provide a letter to indicate whether or not it agrees with the statements made herein, but has not yet received any letter.

Item 9T.  CONTROLS AND PROCEDURES

We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  . Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer, who is also our acting  Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. Because there is only one employee with bookkeeping and accounting functions, we are unable to segregate duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, the Company’s  Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Code of Ethics

Wellstone  has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. Wellstone intends to adopt a code of ethics during calendar 2010.

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

Item 11. EXECUTIVE COMPENSATION

No compensation or benefits have been paid to the sole executive officer and director for the years ended December 31, 2009 and 2008.

In September 2004 Mr. Hand was granted options to purchase 7,200 shares at $250.00 per share. The above options were granted under Wellstone's 1994 Stock Option Plan, as such plan was amended and restated in 2004.  There were no options granted or exercised in the years ended December 31, 2009 and 2008.

Wellstone has no long term incentive plans other than the plans described above.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and Address

Common Stock

Percentage

Learned Jeremiah Hand(1)(2)

74,468,473

79.6%

Chief Executive Officer

Carla Cerami Hand, MD, PhD(1)(2)

74,468,473

79.6%

All officers and directors

  as a group (1 person)

74,468,473

79.6%

* less than 1%

(1)The business address of each of these persons is 710  Market Street, Chapel Hill, North Carolina 27516

(2)Ms. Cerami Hand and Mr. Learned Jeremiah Hand are wife and husband.  The 74,468,473  shares listed as beneficially owned by Mr. Learned Jeremiah Hand include 9,679,233 shares which are controlled by Carla Cerami Hand, as stated below; 7,200 shares issuable upon exercise of stock options, and 9,240 shares held through a family limited partnership controlled by him.  Mr. Hand disclaims beneficial ownership of such 59,670,233  shares.  Ms. Cerami is the sole limited partner of a partnership which holds 46,093 shares, is the owner of Cerami Consulting Corp. which owns 9,623,900 shares.,  and also controls 9,240 shares held via a trust, and may be deemed to beneficially own the 64,789,240 shares controlled by Learned Jeremiah Hand.  She disclaims beneficial ownership of the 64,789,240 shares controlled by Learned Jeremiah Hand.

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2009

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

approved by

Security holders

Equity compensation

-

 -

-

Plans not approved

By Security holders

Total

7,200

9,600

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Learned Hand, an officer and director, advanced $28,940  to Wellstone for expenses  on a non-interest bearing basis which had not been reimbursed as of December 31, 2009.  Mr. Learned Hand advanced an additional $15,000 at a rate of 5% interest ($1,688 and $2,000 owed as of December 31, 2008 and June 30, 2009)   Wellstone for operating expenses in September 2006 that has not been reimbursed as of December 31, 2009, and $7,500 also bearing interest at 5%  ($750 and $906 owed as of December 31, 2008 and June 30, 2009) . All these payables and notes with interest were converted in to common stock at $.01 per share in May 2009.  A law firm controlled  by a brother of Learned Hand advanced funds on behalf of  Wellstone from time to  time  prior to calendar  2006,  and as of December 31,  2008 the amount unreimbursed to the law firm was $16,286.  The shareholder of the law firm transferred this payable to Learned Hand in May 2009 and it was converted into shares of common stock at $.01 per share.  The  highest amount owing to the law firm during 2009 or 2008  was $16,286.

Mr. Learned J. Hand has advanced the Company additional funds during  2007 in the amount of $61,144.  Mr. Hand is under no commitment to continue to advance funds to the Company.

Carla  Cerami  Hand  or  Cerami  Consulting  Corporation  and  an  entity controlled  by  Learned  Hand loaned various amounts to Wellstone for its capital requirements prior to the year ended December 31, 2006.   The  loans are due on demand, bear interest at 8% per annum and are represented by promissory  notes.   As  of December 31, 2009 and 2008,  $36,644 and $34,671 had accrued as interest on these notes, none of which  had  been paid.  These  related  party  notes  payable totaled $59,200 as of December 31, 2009 and 2008. All of these amounts with accrued interest were converted into common stock in May 2009.

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

Item 14 Principal Accountant Fees and Services.

Audit Fees

Item 14 Principal Accountant Fees and Services.

            During the period covering the fiscal year ended December  31,  2009,   our  principal  accounting  firm  Blackwing Group was paid review fees of $750 for reviewing our Form 10Q reports in 2009. During the period

covering the fiscal year ended December  31,  2009,   we paid The  Blackwing Group  audit fees of $2,000 for audit services performed in 2008.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Blackwing Group LLC, as our independent registered public accounting firm, was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b) Exhibits.  The following exhibits of the Company are included herein.

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

3.2 Articles of Amendment(2)

3.3 Bylaws(1)

3.4 Articles of Amendment increasing authorized common stock to 300,000,000 shares (5)

3.5 Articles of Amendment for reverse stock split. (10)

3.6

Articles of Amendment changing name to "Wellstone Filter Sciences, Inc."

10. Material Contracts

10.1 Stock Option Plan(1)

10.2 Amended and Restated Stock Option Plan(5)

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

10.11 $500,000 Promissory Note between Wellstone Filters, Inc. and Carlson Group, Ltd., dated January 25, 2006 (6)

10.12 Summary of Employment Agreement with Learned Jeremiah Hand (7)

10.13 Summary of Employment Agreement with Samuel M. Veasey (7)

10.14. Patent License Agreement dated January 17, 2007 between Wellstone and Glycanex BV.(8)

16.2. Letter from The Blackwing Group LLC.  Incorporated by reference to the Current Report on Form 8-K dated November 16, 2009.

21.1 Wellstone Tobacco Company is incorporated in North Carolina. Trade names used include Wellstone.  Wellstone Filters LLC is incorporated in Delaware.

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

(6) Incorporated by reference  to the Company's  Current  Report on Form 8-K, dated December 25, 2005.

(7) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2004.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2007.

(9) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2006.

(10) Incorporated by reference to the Company's Annual Report  on Form 10-KSB, dated December 31, 2008.

(11) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2010.

WELLSTONE FILTER SCIENCES, INC.

By:/s/ Learned Jeremiah Hand

Learned Jeremiah Hand

CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 2010.

By:/s/Learned Jeremiah Hand

CEO and Director

Learned Jeremiah Hand

(principal executive officer and acting

                                                                                                      accounting and financial officer)

Child, Van Wagoner & Bradshaw PLLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Wellstone Filter Sciences, Inc

We have audited the accompanying consolidated balance sheets of Wellstone Filter Sciences, Inc.  as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit, and  cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of Wellstone Filter Sciences, Inc.as of December 31, 2009 and 2008, as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.. These factors raise substantial doubt that the Company will be able to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 13, 2010

WELLSTONE FILTER SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

DECEMBER 31,

DECEMBER 31,

2009

2008

Current Assets

Cash and cash equivalents

$

2,424

$

--

Total Current Assets

2,424

--

Furniture and equipment, net

--

--

Total Property and Equipment

--

--

Total Assets

$

2,424

$

--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Note payable – due on demand – Note 12

$

1,500,000

$

2,250,000

Accounts payable

561,178

557,944

Related party accounts payable

--

116,728

Accrued expenses

678,671

1,356,224

Note payable to affiliate

--

59,200

Total Current Liabilities

2,739,849

4,340,096

Total Liabilities

2,739,849

4,340,096

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000

  shares authorized; no shares issued and outstanding

--

--

Common stock, $0.001 par value, 300,000,000 shares

   authorized; 93,551,580 and 105,989 outstanding,

   respectively

93,552

106

Additional Paid In Capital

32,843,175

28,264,340

Accumulated Deficit

(35,674,152)

(32,604,542)

Total stockholders' deficit

(2,737,425)

(4,340,096)

Total Liabilities and Stockholders’ Deficit

$

2,424

$

--

See accompanying Notes to Financial Statements.

WELLSTONE FILTER SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE

YEAR ENDED

DECEMBER 31,

FEBRUARY 17, 1998 (inception)

______________________

THROUGH

2009

2008

DEC. 31, 2009

   (Unaudited)

REVENUES

$

--

$

--

$

258,193

Cost of Sales

$

--

$

--

$

273,075

Gross profit

$

--

$

--

$

(14,883)

EXPENSES

General and administrative

2,976,678

6,044

34,201,465

Research and development

--

--

237,269

Loss from operations

(2,976,678)

(6,044)

(34,438,734)

OTHER INCOME (EXPENSE)

Interest expenses

92,931

125,861

1,567,609

Total other income (expense)

(92,931)

(125,861)

(1,567,609)

Loss before income taxes

$

(3,069,609)

$

(131,905)

$

(36,021,226)

Forgiveness of debt

$

--

$

--

$

347,074

Income tax benefit

--

--

--

Net loss

$

(3,069,609)

$

(131,905)

$

(35,674,152)

LOSS PER COMMON SHARE - BASIC

(0.05)

(1.24)

Basic weighted average shares outstanding

58,627,096

105,989

See accompanying Notes to Financial Statements.

WELLSTONE FILTER SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THROUGH DECEMBER 31, 2009

(unaudited from February 17, 1998 (inception) to December 31, 2007)

Additional

Common Stock

Paid In

Subscription

Accumulated

Total

Shares

Amount

Capital

Receivable

Deficit

Capital

Balance, February 17, 1998

--

$

--

$

--

$

--

$

--

$

--

Restatement for recapitalization

84,000

84

(84)

--

--

--

Capital contributions

--

--

--

--

100

100

Net loss

--

--

--

--

(6,675)

(6,675)

Balance, December 31, 1998

84,000

84

(84)

--

(6,575)

(6,575)

Net loss

--

--

--

--

(969)

(969)

Balance, December 31, 1999

84,000

84

(84)

--

(7,544)

(7,544)

Net loss

--

--

--

--

(21,395)

(21,395)

Balance, December 31, 2000

84,000

84

(84)

--

(28,939)

(28,939)

Acquisition of Farallon Corporation

8,400

8.4

(2,850)

--

--

(2,842)

Stock issued in cancellation of debt

2,387

2.4

2,840

--

--

2,842

Reclassification of members' contribution to

  additional paid-in capital

--

--

100

--

(100)

--

Net loss

--

--

--

--

(8,218)

(8,218)

Balance, December 31, 2001

94,787

95

6

--

(37,257)

(37,156)

Additional paid-in capital

--

--

16,800

--

--

16,800

Net loss

--

--

--

--

(35,033)

(35,033)

WELLSTONE FILTER SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THROUGH DECEMBER 31, 2009

(unaudited from February 17, 1998 (inception) to December 31, 2007)

Additional

Common Stock

Paid In

Subscription

Accumulated

Total

Shares

Amount

Capital

Receivable

Deficit

Capital

Balance, December 31, 2002

94,787

$

95

$

16,806

$

--

$

(72,290)

$

(55,389)

Additional paid-in capital

--

--

12,600

--

--

12,600

Net loss

--

--

--

--

(72,694)

(72,694)

Balance, December 31, 2003

94,787

95

29,406

--

(144,984)

(115,483)

Common stock issued for:

  Cash

230

0.23

195,000

--

--

195,000

  Services (related party)

6,000

6

6,269,994

--

--

6,270,000

Stock options issued to:

  Consultants

--

--

654,946

--

--

654,496

  Officers / employees

--

--

13,555,000

--

--

13,555,000

Warrants issued with Debt

--

--

1,020,000

--

--

1,020,000

Net loss

--

--

--

--

(20,802,580)

(20,802,580)

Balance, December 31, 2004

101,017

101

21,724,346

--

(20,947,564)

776,882

See accompanying Notes to Financial Statements.

WELLSTONE FILTER SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THROUGH DECEMBER 31, 2009

(unaudited from February 17, 1998 (inception) to December 31, 2007)

Additional

Common Stock

Paid In

Subscription

Accumulated

Total

Shares

Amount

Capital

Receivable

Deficit

Capital

Common stock issued for:

  Exercise of stock options

240

0.24

2,000

--

--

2,000

  Services

1,800

2

4,589,998

--

--

4,590,000

Stock options issued to employees

--

--

1,920,000

--

--

1,920,000

Employee subscription receivable

1,040

1

25,999

(26,000)

--

--

Net loss

--

--

--

--

(8,675,439)

(8,675,439)

Balance, December 31, 2005

104,097

104

28,262,343

(26,00)

(29,623,003)

(1,386,556)

Stock issued on exercise of options

--

0.24

2,000

--

--

2,000

Payment of subscription receivable

240

--

--

26,000

--

26,000

Net loss

--

--

--

--

(2,772,581)

(2,772,581)

Balance, December 31, 2006

104,337

104

28,264,343

--

(32,395,584)

(4,131,137)

See accompanying Notes to Financial Statements.

WELLSTONE FILTER SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THROUGH DECEMBER 31, 2009

(unaudited from February 17, 1998 (inception) to December 31, 2007)

Additional

Common Stock

Paid In

Subscription

Accumulated

Total

Shares

Amount

Capital

Receivable

Deficit

Capital

Shares issued for rounding in reverse stock split

2

-2

--

--

--

--

Net loss for the year ended December 31, 2007)

--

--

--

--

(77,053)

(77,053)

Balance, December 31, 2007

105,989

106

28,264,341

--

(32,472,637)

(4,208,191)

Net loss

(year  months ended December 2008)

--

--

--

--

(131,905)

(131,905)

Balance, December 31, 2008

105,989

106

$

28,264,341

--

(32,604,542)

(4,340,096)

Stock issued on conversion of debt

33,928,231

33,928

1,662,483

--

--

1,696,411

Stock-based compensation from conversion of debt

59,517,360

59,518

2,916,351

-

-

2,975,869

Net loss

for the year ended December 31, 2009

--

--

--

--

(3,069,609)

(3,069,609)

Balance, December 31, 2009

93,551,580

$

93,552

$

32,843,175

--

$

(35,674,152)

$(2,737,425)

See accompanying Notes to Financial Statements.

WELLSTONE FILTER SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE

FROM INCEPTION

YEARS ENDED

(February 17, 1998)

DECEMBER 31,

THROUGH

______________________

DECEMBER 31,

2009

2008

2009

    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(3,069,609)

$

(131,905)

$

(35,674,152)

Adjustments to reconcile net loss to net cash

   used in operating activities:

Issuance of common stock for services

2,975,869

--

13,835,869

Issuance of stock options for services

--

--

654,946

Issuance of stock options to employees as compensation

--

--

15,475,000

Amortization of debt discount

--

--

1,020,000

Depreciation

--

1,294

25,594

Rental expense forgiven by officer and board member

--

--

29,400

Loss on disposal of furniture

--

--

1,795

(Increase)/decrease in inventory

--

--

--

Increase/(decrease) in bank overdraft

--

--

45

(Increase)/decrease in prepaid expenses

--

--

--

Increase/(decrease) in accounts payable

750

4,750

558,694

Increase/(decrease) in related party accounts payable

2,484

--

113,920

Increase/(decrease) in accrued expense

92,930

125,861

1,443,234

Net cash provided (used) by operating activities

2,424

--

(2,515,655)

Cash flows from investing activities:

Purchase of equipment

--

--

(16,222)

Net cash used by investing activities

--

--

(16,222)

Cash Flows from Financing Activities:

Proceeds from sale of common stock

--

--

199,000

Proceeds from exercise of stock options

--

--

26,000

Proceeds from long-term debt

--

--

2,250,000

Member contribution of equity

--

--

100

Proceeds from related party notes payable

--

--

59,200

Net cash provided by financing activities

--

--

2,534,300

Net increase (decrease) in cash

2,424

--

2,424

Cash, at beginning of period

--

--

--

Cash, at end of period

$

2,424

$

--

$

2,424

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest

$

--

$

--

$

--

Income taxes

$

--

$

--

$

--

Stock issued on conversion of debt

$

1,696,411

$

--

$

1,696,411

See accompanying Notes to Financial Statements

 WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These Consolidated financial statements include the accounts of the Company and its subsidiaries Wellstone Tobacco Company and Wellstone Filters, LLC.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

 WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 1 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 1 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at December 31, 2009.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2009, the Company had no assets.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

 WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 1 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on July 9, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through April 13, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, subsequent events are disclosed in Note 16.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market

WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 1 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

NOTE 3- GOING CONCERN

The Company incurred a net loss of $3,069,609 and $131,905 for the years ended December 31, 2009 and 2008, respectively.  The Company's liabilities exceed its assets by $2,737,425 as of December 31, 2009.  The Company has not received revenues for more than two years. These factors create substantial doubt about the Company's ability to continue as a going concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to resume sales,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

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

Accounts payable – related party include amounts due to an officer of the Company and the brother of an officer of the Company. These amounts ($94,228 as of June 30, 2009) were converted into common stock of the Company at the rate of $.01 per share. In addition, the officer converted $528,000 in accrued compensation (included as accrued expenses) into shares of common stock at $.01 per share, but these latter shares vest in three years; the death or disability of the officer, or the Company attaining earnings of $.10 per share.   The debt conversion resulted in an additional stock-based compensation expense of $2,975,869 due to the difference between the conversion price of $.01 per share and the fair market value of $.05 per share.

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

5. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to December 31, 2009.  Effective June 30, 2009, the Company converted $953,444 in debt owed to third parties into 19,048,891 shares of common stock, and converted $743,967 in debt owed to affiliates into 74,396,700 shares. See note 7.

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

7 - NOTES PAYABLE -  RESTRUCTURING

The Company obtained financing for its operations from the issuance of promissory notes, as follows: $250,000 in notes on May 17, 2006; $500,000 in notes on January 25, 2006; and $1,500,000 in notes in October 2004. All the notes were due December 31, 2007 and bore interest at 8%; however, the $250,000 and $500,000 notes were entitled to additional interest equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount was to be adjusted pro-rata. The maximum additional amount that the Company shall pay is $25,000, and such mount is due on the maturity of such notes.  The Company was unable to repay the above notes. As of June 30, 2009, there was $275,000 in accrued interest on the $1.5

WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 7 – NOTES PAYABLE -  RESTRUCTURING-(continued)

million note and $202,444 in accrued interest on the other two notes. Effective June 30, 2009, the noteholders of the $250,000 and $500,000 notes agreed to convert their notes and the $202,444 into 19,048,891 shares of commons stock.

The Company is in negotiation with the holders of the $1.5 million in notes and intends to review its other debt, and believes that substantially all of such debt will be converted into common stock or negotiated down in the next few months.  With the debt restructured, management believes it can attract more equity financing during 2010.

NOTE 8 – STOCK SPLITS AND STOCK DIVIDENDS

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

NOTE 9 – INCOME TAXES – Continued

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $35,674,152, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating   sufficient   taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $14,947,468 and $13,661,302at December 31, 2009 and 2008, respectively were offset in full by a valuation allowance.

WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 9 – INCOME TAXES – Continued

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of December 31, 2009	As of December 31, 2008
Net operating loss carryforwards	$1,807,845	$1,547,336
Stock based compensation	12,555,675	11,308,786
Amortization of debt discount	427,380	427,380
Deferred Compensation	156,568	377,800
Net deferred tax assets before valuation allowance	$14,947,468	$13,661,302
Less: Valuation Allowance	(14,947,468)	(13,661,302)
Net deferred tax assets	--	--

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2009	As of December 31, 2008
Statutory federal income tax	(35%)	(35%)
Statutory state income tax	(6.9%)	(6.9%)
Change in valuation allowance on deferred tax assets	(41.9%)	(41.9%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 10 – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260-10 using the weighted average number of common shares outstanding during the year.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus common stock equivalents calculated under the treasury stock method. The Company has issued  stock options issued to employees, consultants and creditors that can be exercised for approximately 7,200 shares of common stock at December 31, 2006 with conversion process of $250 per share as of December 31, 2009. Common stock equivalents have not been included in the diluted loss per share calculation for the year December 31, 2009 or 2008  because the effect would be antidilutive.

WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 11 – ACCRUED EXPENSES

The Company has accrued expenses for years ended 2009 and 2008 of $678,671 and $1,356,224 , respectively. The amounts were primarily the result of deferred salaries of Company executives and interest on notes payable.

NOTE 12 – NOTES PAYABLE – DUE ON DEMAND

Current Portion of Long-Term Debt consists of one note payable due on December 31, 2006 with 4% interest due on December 31, 2006 which is outstanding at December 31, 2009 and 2008, and seven other 8% notes payable aggregating $750,000 and due December 31, 2007 which were outstanding on December 31, 2008 (see Note 7).

NOTE 13 – CAPITAL STOCK

The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at December 31, 2009 or 2008.

The Company has authorized 300,000,000 shares of par value $.001 common stock. A three for one stock split was approved on September 27, 2004 and subsequently effected on October 6, 2004. The stock split resulted in the issuance of an additional 157,978,800 shares of common stock. On September 15, 2003 a four tenths for one stock dividend was declared and subsequently issued on September 30, 2003. The stock dividend resulted in the issuance of an additional 45,136,800 shares of common stock.

On December 1, 2006 a one for one-hundred reverse stock split was approved and effected on January 31, 2007.  The reverse stock split resulted in a reclassification of common stock from 10,433,720 to 105,989 including 1,652 shares issued to shareholders in rounding off the reverse stock split. .

On May 17, 2006 a one for twenty-five reverse stock split was approved and effected on June 19, 2006. The reverse stock split resulted in a reclassification of common stock from 280,842,991 to 10,433,720.

The Company issued shares in 2009 in a restructuring, resulting in 93,445,596 shares  outstanding at December 31, 2009.   See Note 7.

NOTE 14 – PATENT LICENSE AGREEMENT

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

WELLSTONE FILTER SCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 15 – STOCK OPTION PLAN

On April 1, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 1,680,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified stock options. The Stock Option Committee for the Board of Directors determines the option price, which cannot be less that the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock. The exercise price per share of shares subject to a NON-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment. The plan was amended and restated in 2003 for technical updates to confirm with law. The Plan has now expired with 7,200 options exercisable at $250 per share.

NOTE 16 - SUBSEQUENT EVENT

On March 4, 2010, the Board of Directors determined to spin off its Wellstone Tobacco Company to all shareholders at the rate of one Wellstone Tobacco Company share for each one common share owned by the Company.  The pro-forma balance sheet of each of Wellstone Filter Sciences at December 31, 2009 giving effect to the spin-off as if it occurred on December 31, 2009 is as follows:

Wellstone Filter

Wellstone Filter

Wellstone Tobacco

Sciences, Inc.

Sciences, Inc.

Company

Consolidated

after spinoff

after spinoff

Current Assets - Cash

$

2,424

$

--

$

2,424

Total Assets

$

2,424

$

--

$

2,424

Current Portion of

  long term debt

$1,500,000

$

--

$    1,500,000

Accounts payable

     561,178

--

         561,178

Accrued expenses

      678,671

--

         678,671

  total current liabilities

2,739,849

--

      2,739,849

Common stock

    93,552

      93,552

          93,552

Additional paid in capital

            29,867,306            29,529,451

        337,855

Accumulated deficit

          (32,698,283)          (29,623,003)               (3,168,832)

 Total stockholders' deficit             (2,737,425)                          -                  (2,737,425)

  Total liabilities and

     stockholders' deficit

       $

2,424

$

--

$

2,424