Form 10-Q
period 2010-03-31
WELLSTONE FILTER SCIENCES INC /DE/
filed 2010-05-21
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No []

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

The number of shares outstanding of the issuer's classes of Common Stock, as of May 18, 2010 was 93,551,580.

Item 1. FINANCIAL STATEMENTS

WELLSTONE FILTER SCIENCES, INC. (A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
ASSETS	March 31, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$ 2,424	$ 2,424
Total Current Assets	-	-
Furniture and equipment, net	-	-
Total Property and Equipment	-	-
Total Assets	$ 2,424	$ 2,424

LIABILITIES AND CAPITAL
Current Liabilities
Notes Payable	$ --	$ 1,500,000
Accounts Payable	--	561,178
Related party accounts payable	--	--
Accrued expenses	--	678,671

Total Current Liabilities	--	2,739,849
Total Liabilities	--	2,739,849
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding	$ -	$ -
Common stock, $0.001 par value, 100,000,000 shares authorized; 93,551,580 shares outstanding
	93,552	93,552
Paid in Capital	35,613,824	32,843,175
Accumulated deficit	(35,704,952)	(35,674,152)
Total stockholders' deficit	(2,424)	(2,737,425)
Total liabilities & stockholders’ deficit	$ 2,424	$ 2,424

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTER SCIENCES, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE THREE

FOR THE THREE

(FEBRUARY 1998)

MONTHS ENDED

MONTHS ENDED

TO

March 31,

March 31,

March 31,

2010

2009

2010

Revenues

$

--

$

--

$

--

COST OF GOODS SOLD

--

--

--

GROSS PROFIT

--

--

--

EXPENSES

   General and Administrative Exp.

--

--

20,879,155

   Research and Development Exp.

--

--

5,057

(LOSS) FROM OPERATIONS

--

--

(20,884,212)

OTHER INCOME (EXPENSE):

   Interest Expense

--

31,465

1,582,609

NET (LOSS) BEFORE INCOME TAXES

--

(31,465)

(22,466,821)

FORGIVENESS OF DEBT

--

--

347,074

INCOME TAX BENEFIT

--

--

--

NET LOSS FROM CONTINUING

  OPERATIONS

--

(31,465)

(22,119,747)

LOSS FROM DISCONTINUED
 OPERATIONS

(30,800)

(250)

(13,585,205)

NET (LOSS)

(30,800)

(31,715)

(35,704,952)

NET (LOSS) PER SHARE

$

(0.00)

$

(0.30)

 BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER

  OF SHARES   OUTSTANDING

93,551,580

105,989

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTER SCIENCES, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE THREE

FOR THE THREE

(FEBRUARY 1998)

MONTHS ENDED

MONTHS ENDED

TO

March 31, 2010

March 31, 2009

March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

-

$

(31,465)

$

(22,119,747)

Adjustments to reconcile net loss to

 net cash used in operating activities

 Issuances of common stock for services

--

--

13,835,869

Issuance of stock options for services

--

--

654,946

Issuance of stock options to employees

 As compensation

--

 --

15,475,000

Amortization of debt discount

--

--

1,020,000

Depreciation

--

--

25,594

Rental expense forgiven by officer and board member

--

--

29,400

Loss on disposal of furniture

--

--

1,795

Increase in accounts payable

--

--

--

Increase in related party accounts payable

--

250

--

Increase in accrued expense

--

       31,465

--

Net cash flows from operating activities

$

--

$

250

$

8,922,857

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

59,200

Net cash flows from financing activities

--

--

4,680,994

CASH USED BY DISCONTINUED

    OPERATIONS

-

(250)

(13,585,205)

NET INCREASE (DECREASE) IN CASH

$

--

$

--

$

2,424

CASH BALANCE AT BEGINNING

OF PERIOD

$

2,424

$

--

$

--

CASH BALANCE AT END OF PERIOD

$

2,424

$

--

$

2,424

Supplemental Disclosure of Cash Flow Information:

Discontinued operations

Loss on discontinued operations

$

(30,800)

$

0

$

0

Increase in accounts payable

$

15,800

$

0

$

0

Increase in accrued interest

$

15,000

$

0

$

0

Cash paid during the period for income taxes

$

0

$

0

$

0

Stock issued on conversion of debt

$

--

$

--

$

1,696,412

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009, and the

Period of February 1998 (Inception) to March 31, 2010
 (UNAUDITED)

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

The Company is engaged in the development and marketing of a proprietary cigarette filter technology. In the quarter ended March 31, 2010, the Company declared a dividend to its stockholders of all of the outstanding shares in its subsidiary, Wellstone Tobacco Company, which markets the Wellstone brand of cigarettes utilizing its patented reduced risk filter. The Company is not currently generating any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

These Consolidated financial statements include the accounts of the Company and its subsidiary Wellstone Filters, LLC. All significant intercompany transactions and accounts have been eliminated in consolidation.

2  -  GOING CONCERN

The Company incurred a net loss of $30,800 and $31,715 for the three months ended March 31, 2009 and 2008.  The Company's sole operations consist of exploiting its patented technology with no source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going  concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to begin operating again,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

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

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009, and the

Period of February 1998 (Inception) to March 31, 2010
 (UNAUDITED)

 (continued)

3-  NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.

The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

4 -. RELATED PARTY TRANSACTIONS

In the quarter ended March 31, 2010, there were no related party transactions.

5. SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from February 17, 1998 (date of inception) to March 31, 2010.

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009, and the

Period of February 1998 (Inception) to March 31, 2010
 (UNAUDITED)

 (continued)

6. LIQUIDITY

The Company is funding its cash needs from funds lent by its officer and director.

7 - NOTE PAYABLE -  RESTRUCTURING AND DISTRIBUTION AGREEMENT

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

The holders of the $1.5 million in notes has agreed to transfer such debt to Wellstone Tobacco Company and has released the Company from liability on this note, pursuant to a Distribution Agreement dated as of March 31, 2010. As a result of the Distribution Agreement, all the debt associated with Wellstone Tobacco continues to be the sole liability of Wellstone Tobacco, and all of the outstanding shares of Wellstone Tobacco are held in trust for the pro rata distribution to the Company stockholders, and the Company has minimal debt as of March 31, 2010.  With the debt restructured, management believes it can attract more equity financing during 2010.

8. DISCONTINUED OPERATIONS

On March 4, 2010 The Company spun-off Wellstone Tobacco Company its wholly owned subsidiary by distributing 93,551,580 shares of Wellstone Tobacco Company to its current shareholders, such shares to be distributed pro rata to its shareholders upon regulatory approval. Pursuant to the Distribution Agreement between the parties, Wellstone Tobacco assumed the outstanding $1,500,000 note and the interest thereon, and the creditor released Wellstone Filter Sciences, Inc. from such note and interest. All of the remaining liabilities as of March 31, 2010 are liabilities of Wellstone Tobacco Company. The net liabilities of $2,770,649 have been assumed by Wellstone Tobacco Company and accounted for as Paid in Capital on the balance sheet of Wellstone Filter Science, Inc.  The results of operations of Wellstone Tobacco are accounted for as discontinued operations. There was no gain or loss on disposition of the subsidiary.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and the Company had no material subsequent events to report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

When used in this Form 10-Q the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the "Risks and Uncertainties" set forth below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Wellstone expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Qs. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10- Q and Annual Reports on Form 10-K  that the Company will file subsequent to this Quarterly Report on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

During the three months ended March 31, 2010 and 2009 the Company had  losses  of $30,800 and $31,715.  This loss includes expenses of $0 and $250 and interest expenses of $15,000 and $31,465.

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

The holders of the $1.5 million in notes has agreed to transfer such debt to Wellstone Tobacco Company and has released the Company from liability on this note, pursuant to a Distribution Agreement dated as of March 31, 2010. As a result of the Distribution Agreement, all the debt associated with Wellstone Tobacco continues to be the sole liability of Wellstone Tobacco, and all of the outstanding shares of Wellstone Tobacco are held in trust for the pro rata distribution to the Company stockholders, and the Company has minimal debt as of March 31, 2010.  With the debt restructured, management believes it can attract more equity financing during 2010.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2010., Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. Because there is only one employee with bookkeeping and accounting functions, we are unable to segregate duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the Company’s  Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

10.14

Distribution Agreement.

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

Date: May 18, 2010

By /s/ Learned J. Hand

Learned J. Hand

Chief Executive Officer and

Acting Chief Financial Officer

(Principal Executive and

Financial Officer)