Form 10-Q
period 2010-06-30
WELLSTONE FILTER SCIENCES INC /DE/
filed 2010-08-23
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-28161

WELLSTONE FILTER SCIENCES, INC.
 (Exact name of small business issuer as specified in its charter)

Delaware

33-0619264

(State or other jurisdiction

(IRS Employer

of incorporation or

Identification No.)

organization)

710 Market Street 27516
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

The number of shares outstanding of the issuer's classes of Common Stock, as of June 30, 2010  was 93,551,580.

Item 1. FINANCIAL STATEMENTS

Wellstone Filter Sciences, Inc.

(A Company in the Development Stage)

Consolidated Balance Sheets

(Unaudited)

(Audited)

ASSETS

June 30, 2010

December 31, 2009

Current assets

Cash and cash equivalents

$

2,424

$

2,424

Total current assets

--

--

Total assets

$

2,424

$

2,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Notes payable

$

--

$

1,500,000

Accounts payable

--

561,178

Related party accounts payable

2,500

--

Accrued expenses

--

678,620

Total current liabilities

2,500

2,739,849

Total liabilities

2,500

2,739,849

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 1,000,000 shares

  authorized; no shares issued and outstanding

--

--

Common stock, $0.001 par value, 3000,000 shares

  authorized; 93,551,580 issued and outstanding

93,552

93,552

Paid in capital

35,613,824

32,843,175

Accumulated deficit

(35,707,452)

(35,674,152)

Total stockholders' equity (deficit)

(76)

(2,737,425)

Total liabilities and stockholders' equity (deficit)

$

2,424

$

2,424

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

CUMULATIVE

FOR THE THREE

FOR THE SIX

FROM INCEPTION

MONTHS ENDED

MONTHS ENDED

(FEBRUARY 17, 1998)

June 30,

June 30,

TO

2010

2009

2010

2009

June 30, 2010

Revenues

$

--

$

--

$

--

$

--

$

--

COST OF GOODS SOLD

--

--

--

--

--

GROSS PROFIT

--

--

--

--

--

EXPENSES

   General and administrative exp.

2,500

--

2,500

--

20,881,655

   Research and development exp.

--

--

--

--

5,057

(LOSS) FROM OPERATIONS

(2,500)

--

(2,500)

--

(20,886,712)

OTHER INCOME (EXPENSE):

   Interest expense

--

(31,465)

--

(62,930)

(1,582,609)

NET (LOSS) BEFORE INCOME TAXES

(2,500)

(31,465)

(2,500)

(62,930)

(22,469,321)

FORGIVENESS OF DEBT

--

--

--

--

347,074

INCOME TAX BENEFIT

--

--

--

--

--

NET LOSS FROM CONTINUING

  OPERATIONS

(2,500)

(31,465)

(2,500)

(62,930)

(22,122,247)

LOSS FROM DISCONTINUED

  OPERATIONS

--

(250)

(30,800)

(500)

(13,585,205)

NET (LOSS)

$

(2,500)

$

(31,715)

$

(33,300)

$

(63,430)

$(35,707,452)

NET (LOSS) PER SHARE

$

(.00)

$

(.32)

$

(.00)

$

(.10)

 BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER

  OF SHARES   OUTSTANDING

93,551,580

105,989

93,551,580

618,844

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTERS, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE SIX

FOR THE SIX

(FEBRUARY 17, 1998)

MONTHS ENDED

MONTHS ENDED

TO

June 30, 2010

June 30, 2009

June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss) from continuing operations

$

(2,500)

$

(62,930)

$

(22,122,247)

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

--

--

25,594

Rental expense forgiven by officer and board member

--

--

29,400

Loss on disposal of furniture

--

--

1,795

Increase in accounts payable

--

--

574,540

Increase in related party accounts payable

2,500

500

116,420

Increase in accrued expense

--

62,930

1,458,234

Net cash flows from operating activities

--

500

11,069,551

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

Net cash flows from financing activities

--

--

2,534,300

CASH USED BY DISCONTINUED

  OPERATIONS

--

(500)

(13,585,205)

NET INCREASE (DECREASE) IN CASH

--

--

2,424

CASH BALANCE AT BEGINNING

OF PERIOD

2,424

--

--

CASH BALANCE AT END OF PERIOD

$

2,424

$

--

$

2,424

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest

$

0

$

0

$

0

Cash paid during the period for income taxes

$

0

$

0

$

0

Stock issued on conversion of debt

$

--

$

1,696,411

$

1,696,411

Dividend in kind

2,770,649

--

2,770,649

The accompanying notes are an integral part of the financial statements.

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Six Months Ended June 30, 2010

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position as of June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

The Company incurred a net loss of $2,500 and $62,930 for the six months ended June 30, 2010 and 2009.  The Company's liabilities exceed its assets by $76 as of June 30, 2010.  The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going  concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to begin operating again,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan. The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

WELLSTONE FILTER SICENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Six Months Ended June 30, 2010

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.

WELLSTONE FILTER SICENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Six Months Ended June 30, 2010

(continued)

3 -  NEW ACCOUNTING PRONOUNCEMENTS  - continued

The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SECs literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements position or results of operations.

4 - RELATED PARTY TRANSACTIONS

In the six months ended June 30, 2010, an officer/shareholder advanced $2,500 for the company.  The advances are due on demand and bear no interest.

5. LIQUIDITY

The Company is funding its cash needs from funds lent by its officer and director.

6 - NOTE PAYABLE -  RESTRUCTURING AND DISTRIBUTION AGREEMENT

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

The holders of the $1.5 million in notes have transferred such debt to Wellstone Tobacco Company and has released the Company from liability on this note, pursuant to a Distribution Agreement dated as of March 31, 2010. As a result of the Distribution Agreement, all the debt associated with Wellstone Tobacco continues to be the sole liability of Wellstone Tobacco, and all of the outstanding shares of Wellstone Tobacco are held in trust for the pro rata distribution to the Company stockholders, and the Company has minimal debt as of June 30, 2010.  With the debt restructured, management believes it can attract more equity financing during 2010.

8 - SUBSEQUENT EVENT

Effective July 27, 2010, all the shares of Wellstone Tobacco which had been held by the transfer agent were distributed to the shareholders. All certificates representing the shares bear a restrictive legend until such time as a registration statement can be filed and declared effective or an exemption from registration is available.

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

RESULTS OF OPERATIONS

During the six months ended June 30, 2010 and 2009 the Company had  losses  of $2,500 and $62,930.  This loss includes general and administrative expenses of $2,500 in 2010 and interest expenses of $62,930 in 2009.

PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex,  BV,  the  supplier  of  the  patented filter compound used  in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights  for  all  countries excepting the  United  States  of  America and its territories and possessions.  Glycanex agreed to pay Wellstone a  3%  royalty  on  net  sales which exceed the minimum threshold of Euro 500,000.  The consideration for  the  granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound.  As of June 30, 2010, no royalties have been paid to Wellstone, and to the knowledge of Wellstone at this time no royalties are due.

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

The holders of the $1.5 million in notes have agreed to transfer such debt to Wellstone Tobacco Company and has released the Company from liability on this note, pursuant to a Distribution Agreement dated as of March 31, 2010. As a result of the Distribution Agreement, all the debt associated with Wellstone Tobacco continues to be the sole liability of Wellstone Tobacco, and all of the outstanding shares of Wellstone Tobacco were distributed  pro rata distribution to the Company stockholders, and the Company has minimal debt as of June 30, 2010.  With the debt restructured, management believes it can attract more equity financing during 2010.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. Because there is only one employee with bookkeeping and accounting functions, we are unable to segregate duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, the Company’s  Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

Date: August 20, 2010

By /s/ Learned J. Hand

Learned J. Hand

Chief Executive Officer and

Acting Chief Financial Officer

(Principal Executive and

Financial Officer) and Duly Authorized Officer