Form 10-Q
period 2010-09-30
WELLSTONE FILTER SCIENCES INC /DE/
filed 2010-11-22
CIK 1092802

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer's classes of Common Stock, as of November 22, 2010  was 93,551,580.

Item 1. FINANCIAL STATEMENTS

WELLSTONE FILTERS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 2,424	$ 2,424

Total assets	$ 2,424	$ 2,424

LIABLITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Notes payable	$ -	$ 1,500,000
Accounts payable	-	561,178
Due to related party	4,984	-
Accrued expenses	2,538	678,671

Total current liabilities	7,522	2,739,849

Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 93,551,580 shares issued and outstanding	93,552	93,552
Additional paid in capital	35,613,824	32,843,175
Deficit accumulated during development stage	(35,712,474)	(35,674,152)

Total stockholders' deficit	(5,089)	(2,737,425)

Total liabilities and stockholders' deficit	$ 2,424	$ 2,424

The accompanying notes are an integral part of the unaudited financial statements

WELLSTONE FILTERS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		From February 17, 1998 through
	2010	2009	2010	2009	September 30, 2010
Revenues	$ -	$ -	$ -	$ -	$ -

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Selling, general and administrative expenses	5,022	-	7,522	-	20,886,677
Research and development	-	-	-	-	5,057
Total operating expenses	5,022	-	7,522	-	20,891,734

Net loss from operations	(5,022)	-	(7,522)	-	(20,891,734)

Other income (expense):
Interest expense	-	(15,001)	-	(77,931)	(1,582,609)
Forgiveness of debt	-	-	-	-	347,074

Net loss before provision for income taxes	(5,022)	(15,001)	(7,522)	(77,931)	(22,127,269)

Provision for income taxes	-	-	-	-	-

Net loss from continuing operations	(5,022)	(15,001)	(7,522)	(77,931)	(22,127,269)

(Loss) from discontinued operations	-	(310)	(30,800)	(810)	(13,585,205)

NET LOSS	$ (25.022)	$ (15,311)	$ (38,322)	$ (78,741)	$ (35,712,474)

Net income (loss) per common stock (basic and fully diluted):
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	$ -	$ (0.00)	$ (0.00)	$ (0.00)
Total	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding (basic and fully diluted)	93,551,580	93,551,580	93,551,580	38,682,281

The accompanying notes are an integral part of the unaudited financial statements

WELLSTONE FILTERS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,		From February 17, 1998 through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITES:
Net (loss) from continuing operations	$ (7,522)	$ (77,931)	$ (22,127,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	25,594
Common stock issued in exchange for services rendered	-	-	13,835,869
Fair value of options issued for services rendered	-	-	654,946
Fair value of options issued as compensation	-	-	15,475,000
Amortization of debt discount	-	-	1,020,000
Fair value of rental expense forgiven by related party	-	-	29,400
Loss on disposal of equipment	-	-	1,795
Increase (decrease) in:
Accounts payable	-	-	577,024
Due from related party	4,984	-	116,420
Accrued expenses	2,538	77,931	1,460,772
Net cash used in operating activities:	-	-	11,069,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(16,222)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from sale of common stock	-	-	199,000
Proceeds from exercise of options	-	-	26,000
Proceeds from borrowing on a long term basis	-	-	2,250,000
Member contribution to equity	-	-	100
Proceeds from related party note payable	-	-	59,200
Net cash provided by financing activities:	-	-	2,534,300

Net cash used by discontinued operations	-	-	(13,585,205)

Net increase in cash and cash equivalents	-	-	2,424
Cash and cash equivalents, beginning of the period	-	-	-

Cash and cash equivalents, end of period	$ -	$ -	$ 2,424

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -	$ -

Stock issued on conversion of debt	$ -	$ 1,696,411	$ 1,696,411
Dividend in kind	$ 2,770,649	$ -	$ 2,770,649

The accompanying notes are an integral part of the unaudited financial statements

WELLSTONE FILTER SCIENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2010

1. GENERAL

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company's consolidated financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

The Company incurred a net loss from continuing operations of $7,522 and $77,931 for the nine months ended September 30, 2010 and 2009.  The Company's liabilities exceed its assets by $5,098 as of September 30, 2010.  The Company's sole operations have been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going  concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  raise funds to begin operating again,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital and the success of the Company's plan. The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

WELLSTONE FILTER SICENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

 September 30, 2010

 (continued)

3-  NEW ACCOUNTING PRONOUNCEMENTS

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

4 - RELATED PARTY TRANSACTIONS

In the nine months ended September 30, 2010, an officer/shareholder advanced $4,984 for the Company.  The advances are due on demand and bear no interest.

5. LIQUIDITY

The Company is funding its cash needs from funds lent by its officer and director.

6 - NOTE PAYABLE -  RESTRUCTURING AND DISTRIBUTION AGREEMENT

The Company obtained financing for its operations from the issuance of promissory notes, as follows: $250,000 in notes on May 17, 2006; $500,000 in notes on January 25, 2006; and $1,500,000 in notes in October 2004. All the notes were due December 31, 2007 and bore interest at 8%; however, the $250,000 and $500,000 notes were entitled to additional interest equal to the lesser of (a) $25,000 or (b) 3% of the net profits after taxes as of September 30, 2007, to be payable simultaneously with the principal and interest due on December 31, 2007. If a portion of the principal or interest is paid prior to December 31, 2007, the calculation of the additional amount was to be adjusted pro-rata. The maximum additional amount that the Company shall pay is $25,000, and such amount is due on the maturity of such notes.  The Company was unable to repay the above notes. As of June 30, 2009, there was $275,000 in accrued interest on the $1.5 million note and $202,444 in accrued interest on the other two notes. Effective June 30, 2009, the noteholders of the $250,000 and $500,000 notes agreed to convert their notes and the $202,444 into 19,048,891 shares of commons stock.

WELLSTONE FILTER SICENCES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

 September 30, 2010

 (continued)

6 - NOTE PAYABLE -  RESTRUCTURING AND DISTRIBUTION AGREEMENT (

continued)

The holders of the $1.5 million in notes have transferred such debt to Wellstone Tobacco Company and has released the Company from liability on this note, pursuant to a Distribution Agreement dated as of March 31, 2010. As a result of the Distribution Agreement, all the debt associated with Wellstone Tobacco continues to be the sole liability of Wellstone Tobacco, and all of the outstanding shares of Wellstone Tobacco are held in trust for the pro rata distribution to the Company stockholders, and the Company has minimal debt as of September 30, 2010.  With the debt restructured, management believes it can attract more equity financing during 2010.

Due to the above transaction, the activity from Company's previously wholly owned subsidiary, Wellstone Tobacco Company is shown as discontinued operations for all periods presented.

7 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued.

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2010 and 2009 the Company had  losses from continuing operations  of $7,522 and $77,931, respectively.  This loss includes general and administrative expenses of $7,522 in 2010 and interest expenses of $77,931 in 2009.

PATENT LICENSE AGREEMENT

On January 17, 2007, Wellstone entered into a Patent License Agreement with Glycanex,  BV,  the  supplier  of  the  patented filter compound used  in Wellstone cigarettes. Under the Patent License Agreement, Wellstone granted to Glycanex an exclusive right to the patent rights  for  all  countries excepting the  United  States  of  America and its territories and possessions.  Glycanex agreed to pay Wellstone a  3%  royalty  on  net  sales which exceed the minimum threshold of Euro 500,000.  The consideration for  the  granting of the license to Glycanex was the cancellation of $120,000 owed to Glycanex for purchases of the filter compound.  As of September 30, 2010, no royalties have been paid to Wellstone, and to the knowledge of Wellstone at this time no royalties are due.

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

The holders of the $1.5 million in notes have agreed to transfer such debt to Wellstone Tobacco Company and has released the Company from liability on this note, pursuant to a Distribution Agreement dated as of March 31, 2010. As a result of the Distribution Agreement, all the debt associated with Wellstone Tobacco continues to be the sole liability of Wellstone Tobacco, and all of the outstanding shares of Wellstone Tobacco were distributed  pro rata distribution to the Company stockholders, and the Company has minimal debt as of September 30, 2010.  With the debt restructured, management believes it can attract more equity financing during 2010.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. Because there is only one employee with bookkeeping and accounting functions, we are unable to segregate duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Company’s  Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor are our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None

 ITEM 6. EXHIBITS.

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

Date: November 22, 2010

By /s/ Learned J. Hand

Learned J. Hand

Chief Executive Officer and

Acting Chief Financial Officer

(Principal Executive and

Financial Officer) and Duly Authorized Officer