Form 10-K
period 2010-12-31
WELLSTONE FILTER SCIENCES INC /DE/
filed 2011-04-14
CIK 1092802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number: 000-28161

 AURI, INC.
 (Exact name of Registrant as specified in its charter)
Delaware	33-0619264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Coast Highway, Laguna Beach, California	92651
(Address of principal executive offices)	(Zip Code)
(949) 793-4045
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2010 was $1,903,553. (1)

Number of shares of Common Stock outstanding as of March 31, 2011: 87,551,580

DOCUMENTS INCORPORATED BY REFERENCE

_________
(1) Excludes 74,516,048 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2010.

AURI, INC.

Fiscal Year 2010 10-K Annual Report

Table of Contents

PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	[Removed and Reserved]

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services

PART IV
Item 15	Exhibits and Financial Statement
Schedules
Signatures

i

PART I

In this Annual Report, the terms “we”, “us”, “our”, “Company”, “Auri”, and “Auri Design Group, LLC” and “Auri” refer to Auri, Inc. (formerly known as Wellstone Filter Sciences, Inc.), and our wholly owned subsidiary, Auri Footwear,  Inc. (which was formed in February 2011 for the purpose of effecting the Reverse Merger, as described below)  This Annual Report contains forward-looking statements that involve risks and uncertainties.  The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement.  The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

In addition, we own or have rights to the registered trademark Auri®.  All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item1.	BUSINESS

Corporate Structure

We are a Delaware holding company that owns all of the issued and outstanding capital stock of Auri Footwear, Inc., a California corporation (“Auri”).  As discussed below, in connection with the Reverse Merger, Auri acquired the business of Auri Design Group, LLC.

Our common stock currently trades on the OTC Bulletin Board under the symbol WFSN.OB.  From May 2003 to June 29, 2006, our common stock traded under the symbol WFLT.OB.

Our principal executive offices are located at 1200 N. Coast Highway, Laguna Beach, California 92651. The telephone number of our principal executive offices is (949) 793-4045, and our main corporate website is www.aurifootwear.com. The information on, or that can be accessed through, our website is not part of this Current Report.

Acquisition of Auri Design Group, LLC

On February 14, 2011, we entered into a Merger Agreement and Plan of Reorganization with Auri Design Group, LLC and its members, pursuant to which Auri Design Group, LLC merged with and into Auri, our wholly owned subsidiary, and we issued to the members of Auri Design Group, LLC, an aggregate of 59,735,360 shares of our common stock (representing 68.3% of our issued and outstanding common stock) in exchange for such members transfer of all of their membership interests in Auri Design Group, LLC to Auri.  Also in connection with the Reverse Merger, two of the Company’s stockholders cancelled a total of 74,540,834 shares of common stock and two of the Company’s other stockholders placed an aggregate of 5,385,804 share of our common stock in escrow pending the satisfactory completion of a private placement.

Name Change

On March 25, 2011, we filed a Definitive Schedule 14C with the SEC and commenced mailing the Schedule 14C to our stockholders of record on March 7, 2011.  The Schedule 14C relates to a change in our name from Wellstone Filter Sciences, Inc. to Auri, Inc., which was approved by our Board of Directors and consented to by stockholders owning in excess of a majority of our outstanding common stock.  The name change became effective on April 14, 2011, twenty (20) days after we commenced mailing the Schedule 14C to our stockholders.

Based in Laguna Beach, California, we design and market Auri-branded contemporary footwear for men and women in several unique styles. Our men’s line consists of both causal/sport shoes and fashion/dress shoes and an array of sandals, while our new women’s line, which debuted in February 2011, consists of an assortment of high-heel designs and flats.  It is anticipated that our Fall 2011 women’s line will also include boots, wedges and platforms.  With respect to both our men’s and women’s’ lines, as discussed in greater detail below, our footwear is crafted with full grain and Italian leathers and hand burnished finishes, and incorporate the seamless fusion of next level technologies including active suspension systems, compression control and anti-fatigue, removable foot beds, Outlast® temperature regulating linings, Liquicell® ultra-thin liquid-filled interface technology, and encapsulated gel technologies, for what we believe is unparalleled performance and comfort. Our innovative design philosophy and solid business fundamentals earned Auri the no. 8 spot on Forbes Magazine’s 2009 “America’s Most Promising Companies” list and we were the only footwear, fashion or apparel brand to make the list.

Industry and Markets

The US footwear industry generates over $50 billion in annual retail sales. This is larger than the revenue of the entire United States smart-phone industry. The US footwear industry consists of about 100 manufacturers, 1,500 wholesalers, and 30,000 retail outlets.

The retail segment includes owners of large chains and thousands of small local retailers. The retail segment is highly concentrated: the largest 50 chains hold about 80 percent of the market. Many shoe companies operate in both the wholesale and retail segments. Major product segments are athletic shoes, women’s shoes, and men’s shoes. Athletic shoes account for about 30 percent of the retail market, women’s casual and dress shoes for 25 percent, men’s casual and dress shoes for 15 percent, and miscellaneous for the remainder. On-line retail sales are expected to be a continued growth avenue for all segments.

Product Design and Development

Our principal goal in product design is to generate new and exciting men’s and women’s footwear, is to bring the best in materials, design and technology, and fuse these attributes with trend-right contemporary style, performance and comfort, presenting the highest level of tactile, aesthetic and functional qualities available.  We are positioning our fashionable footwear as a value based proposition in higher end retailers, targeting men and women in their late 20s to early 50s. With respect to both our men’s and women’s lines, our footwear is crafted with Italian leathers and rich suede, with hand burnished and hand stitched finishes, that incorporate the seamless fusion of next level technologies including active suspension systems, compression control and anti-fatigue, removable foot beds, Outlast® temperature regulating linings, Liquicell® ultra-thin liquid-filled interface technology, and encapsulated gel technologies, for what we believe is unparalleled performance and comfort.

We incorporate innovative materials into our footwear, including Outlast® temperature regulating linings. Originally developed for NASA for space exploration suites, this lining has been engineered for use in our footwear for optimal temperature balance, as less heat means less sweat and more comfort. In addition, we  use moisture-wicking, antimicrobial, and odor absorption functionality in our lining materials and our patent-pending “Active Suspension System” works in concert with multi-layer foot beds featuring Liquicell® ultra-thin liquid-filled interface technology, and encapsulated gel technologies which provide compression control and deliver  anti-fatigue support.

We are positioning our fashionable footwear as a value based proposition in higher end retailers, targeting men and women in their late 20s to early 50s, representing both the Generation-X (29 to 41 years of age) and Generation-Jones (42 to 53 years of age), as we believe these groups are comprised of individuals who are trend setting and fashion conscious, desire to look and feel young, and have the necessary disposable income.  We believe the Auri brand and products are designed to successfully take market share from the major comfort, fashion and luxury brands. Responding to the dearth of fashionable footwear brands that successfully integrate performance and comfort, into contemporary, trend-right and value-based footwear, Auri leverages advances in materials and design protocols that allow its forward-thinking designs to be seamlessly fused into fashionable styles and silhouettes. This presentation of functional technology, old world craftsmanship and contemporary design, is delivered at a value-based price point, targeting the Gen Jones and peripheral generations with mid to upscale footwear products for both men and women.

Our design team brings award winning footwear experience with highly innovative concepts and successes. Our lead technical designer graduated top of his class at Boston’s Wentworth Institute of Technology. His first shoe design went straight into production and after a stint at Le Coq Sportif, he was engaged by New Balance, where one of his first designs sold over 2.5 million pairs in its very first year.  Our lead fashion designer is a graduate of FIDM-LA focusing on footwear design and was mentored by the legendary Fred Slatton of 1970s platform fame. She is extremely knowledgeable in all aspects of materials, trend tracking and design and has created numerous runway shoes, including those for Mercedes Benz Fashion Week projects.

Sourcing

    We do not own or operate any manufacturing facilities. Instead, we source our products directly or indirectly through independently-owned manufacturers in China.  These partners manufacture our products, based on our designs, utilizing their specialized expertise and equipment. All partners manufacture quality, name-brand footwear, including Hugo Boss, Clarks, Guess and Kenneth Cole. We contract with a third party representative of the Chinese manufacturing partners which representative generally requires a 30% prepayment of product cost some time before shipment from China and the remaining 70% at time of shipment FOB China.  We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.

Our distribution and logistics are outsourced to a 3PL located in Southern California.

We believe we have sufficient manufacturing sources available to meet our current and future production requirements in the event we are required to change current manufacturers or current manufacturers are unavailable to fulfill our production needs however, there can be no assurance that, in the event we are required to change our current manufacturers, alternative suppliers will be available on terms comparable to our existing arrangements.

        In advance of the fall and spring selling seasons, we work with its manufacturers to develop product prototypes for industry tradeshows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the tradeshows and initial purchasing commitments from wholesalers, the Company will place production orders with the manufacturers.

Advertising and Marketing

As an early stage company we determined it was most effective to showcase our products to footwear buyers in the United States by exhibiting at leading trade shows.  For the 2011 season, we have exhibited at MR in New York, FN Platform in Las Vegas, The Atlanta Shoe Market and Sole Commerce/Coterie in New York (which is an invitation only show where approximately 26,000 footwear buyers attended).

In addition, we are in the process of launching a comprehensive on-line and social media marketing campaign for the 2011 season, with an updated website, a Facebook presence, active Twitter updates and designers’ corner blog and placement in major fashion magazines in the third and fourth quarters of 2011, to coincide with both tradeshows and the product roll outs to Nordstrom and other key retail partners.

With respect to viral media, a high level, professionally directed, written and acted Auri brand video was recently produced and debuted at the end of January 2011. This 2 minute brand video launched towards both consumer platforms (Facebook, YouTube, Daily Candy, fashion blogs and fashion on-line magazines etc.), as well as directly targeting the trade and buyers of fashion and footwear through direct email campaigns, fashion banner ads, and large scale tradeshow attendee list campaigns throughout the first 4 months of 2011 to coincide with both the brands roll-out into Nordstrom and the trade show season.

Within the footwear industry, new brands typically need to launch initially through the many single store independent retailers before gaining acceptance within the larger chain store community. Auri Footwear initially targeted and is still entering into the top and most well known independents in the country and is now being tested by Nordstrom as the brand begins to build momentum and acceptance.

Distribution

        We currently distribute our footwear through the following wholesale distribution channels: department stores, specialty stores and independent retailers, as well as internet retailers (including from our own internet website). Initially, when we first launched our men’s line, we targeted and successfully opened over 100 of the best independent retailers in the country, including; Fred Segal Feet on Melrose, Gary’s of Newport Beach, John Craig @ The Ritz Carlton, Patrick James - Carmel, Ascot Shop - La Jolla, Andrisen Morton - Denver, The Tannery – Cambridge,  Rubensteins - New Orleans, , Butch Blum – Seattle, Harry’s – NYC & Gian Marco – Baltimore, as well as on-line retailers Nordstrom.com, Gilt Group, Piperlime and Amazon.  We recently gained market acceptance within the larger chains and have received purchase orders to roll out into Nordstrom’s, with a 10 door Spring 2011 launch for our women’s collection, which debuted in March  2011. Management anticipates a Bloomingdales test of men’s Spring-11 as the brand continues to build momentum and entrance into these larger retailers.

Intellectual Property Rights

We have registered trademarks for the “Auri” brand name in the United States, Canada and 27 EU countries, including Germany, Spain, UK, Italy, Belgium, Sweden, Portugal, Ireland, Greece, France and The Netherlands, with China currently in the process of registration.

We also have three design patents and pending utility patent applications in the United States. We regard our intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our licensed trademark against infringement.

Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our licensed trademark, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations.

         The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we may discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us.  Any future actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the Auri brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

Competition

Competition in the footwear industry is intense. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Many of our competitors have greater financial, distribution or marketing resources than we do, as well as greater brand recognition. Important elements of competition in the footwear industry include:

•	anticipating and responding to changing consumer demands in a timely manner;
•	maintaining brand reputation and authenticity;
•	developing high quality products that appeal to consumers;
•	appropriately pricing products;
•	providing strong and effective product marketing support;
•	ensuring product availability; and
•	maintaining and effectively accessing our distribution channels.

         Our men’s line primarily competes with the Naturalizer®, EasySpirit®, Munro America® and Ros Hommerson® brands, as well as with retailers’ private label footwear Sofft®, Born® and ECCO® brands. Cole-Haan®, Johnston Murphy® and Allen Edmonds® brands.  Our women’s line primarily competes with Cole-Hann and Sam Endelmans.  The intense competition among these companies and the rapid changes in technology and consumer preferences in the markets for footwear,  constitute significant risk factors in our operations.  These and other competitors pose challenges to our market share in our major domestic markets and may make it more difficult to establish our products in Europe, Asia and other international regions. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of our competitors are larger, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We cannot be certain that we will be able to compete successfully against present or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Employees

As of March 1, 2011, we employed three persons, all of whom were employed on a full-time basis. In addition, we utilized seven part-time consultants.  None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking information based on our current expectations.  Because our actual results may differ materially from any forward-looking statements made by or on behalf of Wellstone, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our potential product and service revenues, acceptance of our products and services, expenses, net income(loss) and earnings(loss) per common share.

We have three years of business operations and sales.

The Company was incorporated in January 2008.  The Company’s current operations are subject to all of the risks inherent in early stage and under capitalized business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the early stage of a new business and the competitive aspect of the products that the Company produces. No assurance can be given that the Company will be able to generate sufficient revenues to operate profitably in the future or to pay the Company’s debts as they become due.

We have incurred significant losses to date and may continue to incur losses.

                We have had limited revenues and incurred net losses in each fiscal year since we commenced operations. The following table represents  our revenues and net losses incurred for each of our last two fiscal years:

	Revenues	Net Loss
Fiscal Year Ended December 31, 2010	$577,965	$1,015,165
Fiscal Year Ended December 31, 2009	$577,591	$890,492

While we expect to continue to derive revenues from the sale of our products, in order to achieve and sustain profitable operations, we must successfully and significantly expand our market presence and increase revenues. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed doubt about our ability to continue as a going concern.

                The Report of Independent Registered Public Accounting Firm to our December 31, 2010 financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our limited working capital and cash and cash equivalent balance at December 31, 2010 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

                As of February 28, 2011, we had cash and cash equivalents of $22,281. We have historically experienced negative cash flows from operations and we expect to continue to experience negative cash flows from operations in the future. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund our future operations.   We anticipate that we will be required to seek additional financing to continue our operations. There can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

We are dependent on third-party manufacturers for our products.

We currently utilize southern China third party manufacturers to produce our products.  In some cases, third party manufacturers may not be obligated under contracts that fix the term of their commitments and they may discontinue production upon little or no advance notice.  Manufacturers also may experience problems with product quality or timeliness of product delivery.  We will be dependent on these manufacturers to comply with our quality controls.  The loss of a manufacturer may disrupt our ability to fill orders, or require us to suspend production until we find another manufacturer.  We believe that we will be unable to closely control the manufacturing efforts of these third party manufacturers.  Further, should any of these manufacturers fail to meet applicable standards and laws, we or such manufacturer could face various government penalties or an order to cease production. A delay in shipping products from China could adversely impact our ability to deliver our products to customers on a timely basis. This potential delay could cause our customers to cancel orders thereby reducing our projected sales. We contract with a third party representative of the manufacturers which representative requires prepayment of product costs prior to delivery. Generally these terms require a 30% prepayment some time in advance of shipment from China and the remaining 70% FOB China. There is no guarantee the manufacturer will deliver the product after the 30% prepayment.

We have limited intellectual property protection to date.

Our brand name “Auri” has been registered in the US, Canada and 27 EU countries, including Germany, Spain, UK, Italy, Belgium, Sweden, Portugal, Ireland, Greece, France and The Netherlands, with China currently in the process of registration, is exclusively licensed on a royalty free basis for use by us on a world wide basis in connection with the design, manufacture, marketing and sales of footwear. Three design patents have been issued with three utility pending.

Other than the three patents that have been issued, until any of the remaining patent applications issue as patents, which we cannot guarantee will occur, we do not have any way to protect our technology.  Further, we cannot be certain that we will be able to successfully obtain, develop or enforce any future patent, trademark or our rights in other proprietary technology against third parties, or defend any future patent or other proprietary technology that we hold against invalidity, unenforceability or infringement claims from competitors or other third parties, or defend against a claim of infringement of the intellectual property rights of any third party. The products are relatively easy to copy and reproduce. Our future success will depend on our ability to prevent others from infringing our proprietary rights, as well as our ability to operate without infringing the proprietary rights of others.  We may be required at times to take legal action to protect our proprietary rights and, despite our reasonable efforts, we may be sued for infringing the patent rights of others.  In such case we may need to design our products and methods around third party rights or obtain license(s) from the holders of such rights.  Patent and other intellectual property litigation is costly and, even if we were to prevail, the cost of such litigation could materially and adversely affect our business, operating results and future prospects.

There can be no assurance that we will not infringe the proprietary information of other companies or individuals.

Although we intend that our products will not infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business, operating results or financial condition. Accordingly, an adverse determination in such litigation could have a material adverse effect on our business, financial condition and results of operation.

We may be subject to product liability claims, which may harm our ability to operate our business.

Testing, manufacturing, marketing and sale of our products may subject us to product liability claims. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation and loss of revenues.  As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material to us.

We anticipate an initial financial loss for the foreseeable future, and once net profits are obtained, we intend to retain any of such and other future earnings to finance our operations.

Initial losses are anticipated and could continue for the foreseeable future until sufficient product commercialization is achieved to cover our operating expenses.  There can be no assurance that such sales volumes will ever be achieved or that we will ever operate profitably.  In addition, for the foreseeable future, we intend to retain any remaining future earnings, if any, to finance our operations, and we do not anticipate paying any cash dividends with respect to our Common Stock until we have maintained sufficient cash reserves and our Company has significant cash flows.  As a result, investors should not expect to receive dividends on any of the Common Stock for a long period of time.

The possibility of adverse developments in general business, economic and political conditions may make it impossible to deliver a return on investment to investors or even return the capital contributions made by investors.

Our business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. The recent tightening of the credit markets, the depression of the real estate market and the recession generally are indicative of a contraction in the U.S. and worldwide economy. Conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and acts or threats of war or terrorism, and other factors beyond our control may adversely affect our business and our earnings.  These crises are without precedent in recent history and the full effect of them remains unknown.  Moreover, adverse economic conditions may disproportionately affect the footwear market since our products are not a necessity and we depend on rising disposable incomes of our customers to purchase our products.  Therefore, such conditions could weaken demand for our products and negatively impact our ability to provide you with a return on your investment.  Investors must be able and willing to bear an entire loss of their investment.

We do not know how viable the international market will be for our products.

We plan to introduce our products in other countries.  There may not be sufficient demand for our products in other countries.  Such countries may be slow to adopt new designs and the technologies utilized by our products. The market in such countries may be more sensitive to the prices we anticipate charging for our products.  Also, other countries may be hesitant to purchase disposable products such as ours.  The failure to create and/or maintain an international market for our products could have an adverse effect on our business, financial condition and results of operations.

We may not be able to borrow funds from third parties on satisfactory terms or at all.

We may need to borrow funds from third parties, which borrowings may be secured by our assets.  We cannot be certain that funds will be available on terms satisfactory to us when needed or at all, especially in light of the recent worldwide and nationwide credit crises. Due to changes in general and local economic and market conditions and the availability of other sources of capital, as well as other factors, our costs for borrowing funds may be higher than the income we receive from the potential sale of our products. In addition, we may not be able to repay borrowed funds due to a variety of factors, including poor financial performance.  Therefore, available cash flow may also be reduced in cases where we are required to repay borrowed funds to third party lenders.

We may require additional equity or debt in the future and dilution to you could result.

Future capital requirements depend on many factors, including our ability to successfully develop market and sell products. We believe it will likely be necessary to raise additional funds through debt or equity financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to us and in the case of equity financings, our shareholders will incur a dilution of their ownership. In the case of debt financings, the obligations related to such debt may restrict our operations and encumber our assets and jeopardize our ability to obtain other financings.  If adequate capital cannot be obtained, our business, operating results and financial condition could be adversely affected.

We operate in a highly competitive market.

         To date, no single competitor now dominates the industry.  The Company believes that the three key ingredients that will ultimately dictate a company’s success are access to funding, high quality products and management.  Should a Company emerge within the industry that has access to capital and superior products and/or management that company could be in a position to assume a dominant role within the industry. There can be no assurance that the Company will be able to compete successfully with new or existing competitors.

The Company’s success depends upon its ability to attract new customers.  To the extent competitors and potential competitors offer comparable or more efficient designs and technologies and to the extent that larger companies, with greater resources, better operating efficiencies and more extensive capabilities to produce, market and distribute products, enter into the Company’s markets, the Company’s ability to compete effectively could be adversely affected.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success to date has been due in large part to the strength of the Auri brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular.  In the past, several footwear companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

We face intense competition in the footwear industry from other established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the footwear industry.

We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our Common Stock.

We may have difficulties managing anticipated growth.

Our anticipated growth will continue to place significant demands on our management, capital and other resources.  If we are unable to manage our anticipated growth effectively, this inability could have a material adverse effect on our ability to retain key personnel and could have a material adverse effect on our business, financial condition and results of operations.  Our ability to manage our anticipated growth effectively will require us to continue to develop and improve our operational, financial and other internal systems, as well as our business development capabilities, and to train, motivate and manage our employees.

We are dependent upon the chief executive officer and if the chief executive officer is not successful in meeting our business objectives or otherwise resigns, then your investment may not be profitable and may be completely lost.

Our success depends substantially on management and supervision and leadership provided by our Chief Executive Officer, who beneficially owns approximately 44% of or outstanding Common Stock. We believe the CEO and his management team are relatively experienced in the field of marketing our products, but there can be no assurance that such experience will result in our success in the anticipated activities. The Chief Executive Officer may resign at any time.  If the Chief Executive Officer was to resign, our business and operations would be adversely affected.

The liability of the management and other persons is limited.

Our Company has agreed to indemnify our directors and officers under most claims, demands, liabilities, costs, expenses, damages, losses, suits, proceedings and actions, whether judicial, administrative, investigative or otherwise, of whatever nature, known or unknown, liquidated or unliquidated, and also similarly indemnify any other organizer, member or officer of our Company except in limited circumstances. We may or may not purchase directors’ and officers’ insurance.

There can be no assurance that we will be successful or achieve our objectives or that you will not lose your entire investment.

                There can be no assurance that we will be successful or achieve our objectives, or, if we are successful, that any particular price will be guaranteed to you upon liquidation of the Company or upon your determination to sell your Common Stock.  Investors must be able to bear the burden of an entire loss of their investment.

Our stock is deemed to be penny stock.

        Our stock is currently traded on the OTC Bulletin Board and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies not listed on a national exchange whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own real property. We currently lease approximately 1,584 square feet of corporate facilities, located at 1200 N. Coast Highway, Laguna Beach, CA, 92631. We currently make base lease payments of approximately $2,100 per month, due at the beginning of each month.  The lease expires on October 31, 2011, and with mutual consent continues on a month to month basis at the same monthly rate as the immediately preceding month.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may at times be subject to various legal proceedings and disputes, including product liability claims.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows. It is our practice to accrue for open claims based on our historical experience and available insurance coverage.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is currently traded on OTCBB under the symbol “AURI.” The following table shows the high and low sales price of our common stock for the two fiscal years ended December 31, 2010 and 2009.

	Common Stock
	Sales Price
	High	Low
Fiscal Year 2010
Quarter Ended December 31, 2010	$0.14	$0.10
Quarter Ended September 30, 2010	$0.12	$0.10
Quarter Ended June 30, 2010	$0.10	$0.06
Quarter Ended March 31, 2010	$0.20	$0.12
Fiscal Year 2009
Quarter Ended December 31, 2009	$0.15	$0.12
Quarter Ended September 30, 2009	$0.18	$0.15
Quarter Ended June 30, 2009	$0.07	$0.07
Quarter Ended March 31, 2009	$0.05	$0.15

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

(b) Holders.  As of March 21, 2011, we had 154 shareholders of record of our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock

(c) Dividends.  No dividends on common stock have been declared or paid by the Company.  The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

(d)           Securities Authorized for Issuance Under Equity Compensation.  We currently do not have any stock incentive plans.

(e)            Recent Sale of Unregistered Securities.     On February 14, 2011, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Auri Design Group, LLC, and the members of Auri Design Group, LLC,  pursuant to which Auri Design Group, LLC is to be merged with an into our wholly owned subsidiary, Auri Footwear, Inc., a California corporation (the “Reverse Merger”).  The merger was effective on February 24, 2011.  In connection with the merger, we issued to the members of Auri Design Group, LLC, an aggregate of 59,325,360 shares of our common stock in exchange for such members transfer of all of their membership interests in Auri Design Group, LLC to Auri Footwear, Inc., and Auri Design Group, LLC was merged with and into Auri Footwear, Inc. pursuant to California law.

We claim an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the recipient is an accredited investor  and had access to information about our company and their investment, the recipient took the securities for investment and not resale, and our company took appropriate measures to restrict the transfer of the securities.

ITEM 6.	SELECTED FINANCIAL DATA

This item is inapplicable because we are a "smaller reporting company" as defined in Rule 405.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report on Form 10-K, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, set forth in detail in Item 1A of Part I, under the heading “Risk Factors.”

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this Annual Report on Form 10-K.

Overview:

Auri Design Group, LLC designs, develops, manufactures and sells men’s and women’s footwear. It utilizes unique technical materials and designs and incorporates those attributes with fashionable, contemporary styles, presenting the highest level of tactile, aesthetic and functional qualities available of any footwear brand offering. The Company’s footwear products are manufactured in China and sold primarily to retail outlets throughout the United States.

 The following table sets forth certain information regarding our results of operations ($).

	December 31	December 31
	2010	2009
	(Audited)	(Audited)
Sales	577,965	577,591
Cost of goods sold	448,493	439,608
Gross profit	129,472	137,983
Selling, general & administrative expenses	1,131,465	1,029,357
Loss from operations	(1,001,993)	(891,374)
Other income (expenses)	(13,172)	882
Net loss	(1,015,165)	(890,492)
Accumulated (deficit), beginning of year	(2,781,754)	(1,891,262)
Accumulated (deficit), end of year	(3,796,919)	(2,781,754)

RESULTS OF OPERATIONS

For The Year Ended December 31, 2010 Compared to December 31, 2009

Sales: For 2010, revenue was $577,965 compared to $577,591 for 2009. The women’s fall-2010 collection was held back by one season (until Spring-11) in order to refine and perfect the technical aspects of the entirely new product assortment. This postponement reduced 2010 revenues.

Cost of goods sold: For 2010, cost of goods sold was $448,493 compared to $439,608 for 2009.

Gross profit:  Gross profit decreased by $8,511 or 6.1% to $129,472 for 2010. Gross margin decreased from 23.9% for 2009 to 22.4% for the year ended December 31, 2010.

Operating expense:  Operating expenses consist of sales, marketing and general and administrative expenses. Operating expenses increased by $102,108, or 9.9%, from $1,029,357 for 2009 to $1,131,465 for 2010. This increase was mainly due to the increase in advertising and marketing expenses.

Loss from operations:  As a result of the foregoing, loss from operations was $(1,001,993) for 2010, compared to a loss from operations of $(891,374) for 2009, an increase of $(110,619).

Net Loss: For the year ended December 31, 2010, net loss was $(1,015,165), compared to a net loss of $(890,492) for the year ended December 31, 2009. This $124,673 increase was mainly due to the increase of advertising and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at the beginning of the year ended December 31, 2010 was $22,931 and increased to $406,439 by the end of the year, an increase of $383,508. We had net working capital of $240,325 at December 31, 2010, a decrease of $56,640 from $296,965 at December 31, 2009.

Our cash flow information summary is as follows:

	December 31	December 31
	2010	2009
	(Audited)	(Audited)
Net cash provided by (used in):
Operating activities	$(683,382)	$(515,842)
Investing activities	(69,667)	(76,149)
Financing activities	1,136,557	549,963
Net increase (decrease) in cash & cash equivalents	383,508	(42,028)
Beginning cash & cash equivalents	22,931	64,959
Ending cash & cash equivalents	$406,439	$22,931

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $(683,382) for 2010 while $(515,842) was used in operating activities for 2009. This increase in net cash used in operating activities was primarily due to the increase of net loss for 2010.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased $6,482, from $(76,149) for 2009 to $(69,667) for 2010.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $1,136,557 for  2010 and $549,963 for 2009. This $586,594 increase was primarily due to the financing from a $480,000 note and two notes totaling $200,000.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments.  The following chart represents our contractual obligations as of December 31, 2010, aggregated by type:

		Payments
		Due By Period
	Total	<1 year	1-3 years
Note payable obligation (1)	$50,000	$4,167	$45,833
Note payable obligation (2)	150,000	12,500	137,500
Note payable obligation (3)	500,000	500,000
Operating leases, net (4)	21,000	21,000

Total contractual obligations	$721,000	$537,667	$183,333

(1) The Company has a long-term note payable to a major owner at December 31, 2010 of $50,000. The note is dated November 12, 2010 and is for a three year term with an interest rate of 10% per annum. Repayment terms are interest only for twelve months and monthly amortization of principal and interest for 24 equal months thereafter. The note is secured by all of the Company’s assets excluding accounts receivable and certain intangible assets.  The short term portion of long-term notes payable at December 31, 2010 is $4,167.

(2) The Company borrowed $150,000 on November 12, 2010, under a three year note with an interest rate of 10% per annum. Repayment terms are interest only for twelve months and monthly amortization of principal and interest for 24 equal months thereafter. The note is secured by all of the Company’s assets excluding accounts receivable and certain intangible assets.  The short term portion of long-term note payable at December 31, 2010 is $12,500.

(3) On December 20, 2010, the company borrowed $500,000 under a short-term convertible note  due 180 days later. Interest accrues at 15% per annum, payable monthly commencing January 15, 2011.  The principal is callable at anytime by the Company with a 2% fee.  The note is convertible into voting units of the Company or, if the Company has merged into a Corporation, into restricted common shares of the Corporation, both conversions at the conversion price equal to any equity share offering price.

(4) Represents the company’s office operating lease in Laguna Beach, California under a one year non-cancelable lease agreement which expires in October 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of its financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Revenue recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped. Sales reductions for anticipated returns are recognized during the period when sales are recorded.

Impairment of long-lived assets –. The carrying values of long-lived assets, which include property and equipment, are evaluated periodically for impairment. Impairment losses are recognized when indicators of impairment are present and discounted cash flow estimated to be generated by the Company’s long-lived assets is less than the carrying amount of such assets. The amount of impairment loss, if any, is determined by comparing the amount of the Company’s long-lived assets to its estimated fair value. No impairment losses have been recognized during 2010 or 2009.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In July 2010, the FASB issued Accounting Standard Update (ASU) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events, whose effective date is for interim or annual reporting periods ending after June 15, 2010. As a result, ASU No. 2010-09 excludes SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated; In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at December 31, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

Because our three outstanding debt obligations all bear interest at a fixed rate, a near-term change in interest rates, based on historical movements, would not have any impact on our financial position or results of operations.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements included in this Report at pages F-1 through F-24.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On or about March 24, 2011, the Board of Directors of Wellstone Filter Sciences Inc. (the “Company”) advised Child, Van Wagoner & Bradshaw, PLLC, its independent auditor (the “Prior Auditor”), that it had been dismissed and would not be appointed as the Company’s auditor for the fiscal year ending December 31, 2010, and the interim periods for 2011.  The decision to change the independent auditor of the Company was approved by the Board of Directors.

The report of the Prior Auditor on the Company’s financial statements for the fiscal years ending December 31, 2009 and 2008 contained a “going concern” qualification.  Other than the “going concern” qualification, during that period, no accountant’s report has contained any adverse opinion or a disclaimer of an opinion or was otherwise qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ending December 31, 2009 and  2008, and through the interim period from January 1, 2010 to March 24, 2011, the date of the Prior Auditor's dismissal, there were no disagreements between the Company and the Prior Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Prior Auditor would have caused it to make reference to the subject matter of the disagreement in connection with its report.  Further, the Company has not been advised by the Prior Auditor that:

(1)           The internal controls necessary to develop reliable financial statements did not exist; or

(2)           Information has come to the attention of the Prior Auditor which made it unwilling to rely upon management’s representations, or made it unwilling to be associated with the financial statements prepared by management; or

(3)           The scope of the audit should be expanded significantly, or information has come to the attention of the Prior Auditor that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the past two most recent fiscal years.

(b)           On or about March 17, 2011, the Company engaged MaloneBailey, LLP (“MaloneBailey”), as its principal accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2010 as successor to the Prior Auditor.  During the Company’s two most recent fiscal years or subsequent interim period through March 24, 2011, the Company has not consulted with MaloneBailey regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did MaloneBailey provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company’s two most recent fiscal years or subsequent interim period through March 24, 2011, the Company has not consulted with MaloneBailey on any matter that was the subject of a disagreement or a reportable event.

The Board of Directors approved the change in the Company’s auditor on March 17, 2011, following the consummation of the reverse merger of Auri Design Group, LLC (the “Acquiree”) with and into the Company’s wholly owned subsidiary, Auri Footwear, Inc., as previously reported in Item 1.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.  MaloneBailey has acted as the Acquiree’s principal accountant and audited its financial statements for the fiscal years ending December 31, 2010 and 2009, and is familiar with the Acquiree and its business, which is the business of the Company following the reverse merger.

On March 24, 2011, the Company provided a draft copy of its Form 8-K to the Prior Auditor, requesting its comments on the information contained herein.  A copy of the responsive letter from the Prior Auditor was filed as an exhibit to the Form 8-K, which was filed with the Securities and Exchange Commission on March 25, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2010.  Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.  Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

(b)  Management’s Report on Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting which appears on the following page, is incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with us:

Name	Age	Position	Date Elected
Ori Rosenbaum	47	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	2011

Background of Directors and Officers:

Ori Rosenbaum, age 47, is our sole director and the President, Chief Financial Officer and Secretary of our company. He was the founder and majority owner of Auri Design Group, LLC, which was acquired by us in connection with the Reverse Merger. Auri Design Group, LLC was formed in California in January 2008 to design, develop, manufacture and sell men’s and women’s footwear. Auri utilizes unique technical materials and designs and incorporates those attributes with fashionable, contemporary styles, presenting the highest level of tactile, aesthetic and functional qualities available. The Company’s footwear products are manufactured in China and sold primarily to retail outlets throughout the United States and abroad.   Prior to forming Auri Design Group, LLC, Mr. Rosenbaum focused his engineering, process and production talents on his consulting practice, Omicron Technologies, Inc. where he successfully spearheaded the successful launch of the Southern California region for Stephen Gould Corporation, and also managed major projects for key clients, including Apple Computers, Toyota, Hewlett Packard and Oakley.  Mr. Rosenbaum has over 27 years experience as an entrepreneur, sales and marketing executive and consultant. He has a successful track record working with engineering, design and development, manufacturing distribution and brand creation, working directly with end-users to enhance market penetration and build consumer loyalty.

Our director holds his position until the next annual meeting of shareholders and until successors are elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our director or officers.

To our knowledge, during the last ten years, our sole director and executive officer has not:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee.  Because we only recently executed the Reverse Merger, our board of directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Securities Exchange Act.

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

Because we only recently completed the Reverse Merger, we have yet to adopt a code of ethics.

Board Leadership Structure and Role in Risk Oversight

Ori Rosenbaum is currently our sole director, President, Chief Executive Officer, Chief Financial Officer and Secretary. We do not have any independent directors.  We believe Mr. Rosenbaum is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for our company. We believe that this leadership structure has served our company well.

Our board of directors has overall responsibility for risk oversight. Because we do not have a compensation, nominating or audit committee, the board will, for the time being, function in these capacities.

The board’s role in the risk oversight of our company includes, among other things:

·	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;
·	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

·	reviewing annually the independence and quality control procedures of the independent auditors;
·	reviewing and approving all proposed related party transactions;

·	discussing the annual audited financial statements with the management;
·
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on our board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and our current and future needs.

ITEM 11.	EXECUTIVE COMPENSATION

         The following is a summary of the compensation we paid to our President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director, Ori Rosenbaum, for the three years ended December 31, 2008, 2009 and 2010. We had no other executive officers for any of those years.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensa- tion and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Ori Rosenbaum	2010	110,000(1)	0	0	0	0
President, Chief Executive Officer,	2009	252,500(1)	0	0	0	0
Chief Financial Officer and Secretary	2008	252,500(1)	0	0	0	0

(1) Mr. Rosenbaum’s compensation was paid as follows: 2010 consists of $110,000 cash, 2009 consists of $252,500 non-cash compensation for services rendered and he was issued 252,500 Profits Interest Units in the LLC and 2008 consists of $252,500 non-cash compensation for services rendered and he was issued 252,500 Profits Interest Units in the LLC.

Compensation of Directors

Independent directors are permitted to receive fixed fees and other compensation for their services as directors.  The board of directors has the authority to fix the compensation of independent directors.  We currently do not have any independent directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Option Grants Table

We do not have any stock incentive plans.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We do not have any stock incentive plans

Long-Term Incentive Plan (“LTIP”) Awards Table

We do not have any stock incentive plans.

Employment Agreements

        We do not have any employment agreements with our executive officers.  Ori Rosenbaum, our current President, has received the compensation set forth above during the prior three fiscal years.  His annualized base salary for calendar year 2011 is $132,000, to be paid in cash.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of February 28, 2011.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage Ownership of Shares of Common Stock

Owner of More than 5% of Class

Andrew Furia 1200 N. Coast Highway Laguna Beach, California 92651	12,049,477	13.8%

Herrington Management 3535 East Coast Highway #47 Corona Del Mar, California 92625	4,500,000	5.1%

Directors and Executive Officers

Ori Rosenbaum 1200 N. Coast Highway Laguna Beach, California 92651	38,746,350	44.2%

All directors and executive officers (1 persons)	38,746,350	44.2%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company.

•
On November 12, 2010, the parents of Mr. Rosenbaum loaned Auri Design Group, LLC, the sum of $150,000. The note is for a three year term at an interest rate of 10% per annum. Repayment terms are interest only for twelve months and monthly amortization of principal and interest for 24 equal months thereafter. The note is secured by a secondary security interest in all of the Company’s assets excluding accounts receivable and certain intangible assets.

•
On November 12, 2010, Andrew Furia, a holder of in excess of 5% of our outstanding common stock, loaned to Auri Design Group, LLC the sum of $50,000 The note is for a three year term at an interest rate of 10% per annum. Repayment terms are interest only for twelve months and monthly amortization of principal and interest for 24 equal months thereafter. The note is secured by a secondary security interest in all of the Company’s assets excluding accounts receivable and certain intangible assets

                Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to us at any time since the beginning of our last fiscal year.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of Auri Design Group, LLC’s financial statements for the years ended December 31, 2010 and 2009, we paid our principal accounting firm, Malone Bailey, LLP, audit fees of $36,000. This amount was recorded and paid by the Company in 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

	Index to consolidated financial statements:	Page

Financial Statements of Auri Design Group, LLC

	Report of Independent Registered Public	F-1
Accounting Firm

	Balance Sheets as of	F-2
December 31, 2010 and 2009

	Statements of Operations and Accumulated Deficit	F-3
For the Years Ended
December 31, 2010 and 2009

	Statements of Changes in Members' Equity	F-4
For the Years Ended
December 31, 2010 and 2009

	Statements of Cash Flows	F-5
For The Years
Ended December 31, 2010 and 2009

	Notes to Financial Statements	F-8

Financial Statements of Auri, Inc. (formerly known as Wellstone Filter Sciences, Inc.)

	Report of Independent Registered Public	F-15
Accounting Firm

	Consolidated Balance Sheets as of	F-17
December 31, 2010 and 2009

	Consolidated Statements of Operations	F-18
For the Years Ended December 31, 2010 and 2009
and the Period From February 17, 1998 (date of inception)
to December 31, 2010

	Consolidated Statement of Changes in Stockholders’ Equity Deficit	F-19
From Date of Inception (February 17, 1998)
Through December 31, 2010

	Condensed Consolidated Statements of Cash Flows	F-21
From Date of Inception (February 17, 1998)
Through December 31, 2010

	Notes to Financial Statements	F-22

Pro Forma Unaudited Consolidated Balance Sheet

	Pro Forma Unaudited Consolidated Balance Sheet (Auri Design Group, LLC and Auri, Inc. (formerly	F-__
known as Wellstone Filter Sciences, Inc.)

To the Members of
Auri Design Group, LLC
Laguna Beach, California

We have audited the accompanying balance sheets of Auri Design Group, LLC (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auri Design Group, LLC as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
March 14, 2011

AURI DESIGN GROUP, LLC
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Cash and cash equivalents	$406,439	$22,931
Accounts receivable - net	104,355	159,848
Due from factor	15,796	-
Inventory - net	226,773	196,507
Prepaid expenses and other assets	116,320	21,268
Deferred finance fee - net	18,778	-

Total Current Assets	888,461	400,554

Property and equipment - net	85,035	69,082

Total Assets	$973,496	$469,636

LIABILITIES AND MEMBERS' CAPITAL ACCOUNTS

Accounts payable	$85,337	$53,280
Accrued liabilities	46,132	50,309
Short-term portion of long-term note payable	12,500	-
Short-term portion of long-term related party note payable	4,167	-
Short-term convertible note payable	500,000	-

Total Current Liabilities	648,136	103,589

Long-term note payable - net of short term portion	137,500	-
Long-term related party note payable - net of short term portion	45,833	-

Total Liabilities	831,469	103,589

MEMBERS' CAPITAL ACCOUNTS	142,027	366,047

Total Liabilities and Members' Capital Accounts	$973,496	$469,636

AURI DESIGN GROUP, LLC
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

SALES
Men's sales - net	$431,832	$569,981
Women's sales - net	133,664	-
	565,496	569,981

Reboxing, shipping and delivery, and other sales	12,469	7,610
Total Sales	577,965	577,591

COST OF GOODS SOLD	448,493	439,608

GROSS PROFIT	129,472	137,983

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,131,465	1,029,357

LOSS FROM OPERATIONS	(1,001,993)	(891,374)

OTHER INCOME (EXPENSE)
Interest and other income	936	882
Interest expense	(14,108)	-
Total other income (expense)	(13,172)	882

NET LOSS	(1,015,165)	(890,492)

ACCUMULATED DEFICIT, BEGINNING OF YEAR	(2,781,754)	(1,891,262)

ACCUMULATED DEFICIT, END OF YEAR	$(3,796,919)	$(2,781,754)

AURI DESIGN GROUP, LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Membership	Member	Accumulated
	Units	Contributions	Deficit	Total

Balance, December 31, 2008	2,705,403	$2,705,403	$(2,463,647)	$241,756

Contributions	549,963	549,963	-	549,963

Membership units exchanged for services	464,820	464,820	-	464,820

Net loss	-	-	(890,492)	(890,492)

Balance, December 31, 2009	3,720,186	3,720,186	(3,354,139)	366,047

Contributions	486,950	486,950	-	486,950

Membership units exchanged for services	304,195	304,195	-	304,195

Net loss	-	-	(1,015,165)	(1,015,165)

Balance, December 31, 2010	4,511,331	$4,511,331	$(4,369,304)	$142,027

AURI DESIGN GROUP, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,015,165)	$(890,492)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization	54,936	21,316
Profit interest units exchanged for services	334,588	464,820
Changes in:
Accounts receivable	55,493	(120,175)
Due from factor	(15,796)	-
Inventory	(30,266)	(29,706)
Prepaid expenses and other current assets	(95,052)	(21,268)
Accounts payable	32,057	43,583
Accrued expenses	(4,177)	16,080
Net cash used in operating activities	(683,382)	(515,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	(69,667)	(76,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term convertible note payable	480,000	-
Proceeds from issuance of long-term related party note payable	50,000	-
Proceeds from issuance of long-term note payable	150,000	-
Proceeds from capital contributions	456,557	549,963
Net cash provided by financing activities	1,136,557	549,963

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	383,508	(42,028)

Cash and Cash Equivalents - Beginning	22,931	64,959
CASH AND CASH EQUIVALENTS - ENDING	$406,439	$22,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,830	$-

NON-CASH FINANCING ACTIVITIES:
Financing of loan acquisition costs	$20,000	$-

AURI DESIGN GROUP, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of business - Auri Design Group, LLC was incorporated in California on January 1, 2008. Auri Design Group, LLC designs, develops, manufactures and sells men’s and women’s footwear. It utilizes unique technical materials and designs and incorporates those attributes with fashionable, contemporary styles, presenting the highest level of tactile, aesthetic and functional qualities available of any footwear brand offering. The Company’s footwear products are manufactured in China and sold primarily to retail outlets throughout the United States.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Revenue recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped. Sales reductions for anticipated returns are recognized during the period when sales are recorded.

Impairment of long-lived assets –. The carrying values of long-lived assets, which include property and equipment, are evaluated periodically for impairment. Impairment losses are recognized when indicators of impairment are present and discounted cash flow estimated to be generated by the Company’s long-lived assets is less than the carrying amount of such assets. The amount of impairment loss, if any, is determined by comparing the amount of the Company’s long-lived assets to its estimated fair value. No impairment losses have been recognized during 2010 or 2009.

NOTE C – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $1,015,165 and $890,492 during 2010 and 2009, respectively. In addition, we have accumulated losses of $4,369,304 as of December 31, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE D – ACCOUNTS RECEIVABLE

Our customers are granted varying credit terms. During 2010, a majority of our accounts receivables were sold on a nonrecourse basis to a factoring company. The remaining balances are collected directly by the Company.

NOTE E – ALLOWANCE FOR BAD DEBTS

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. Bad debt expense has traditionally been insignificant. There was an allowance for doubtful accounts of $6,686 as of December 31, 2010 and 2009.

NOTE F – INVENTORY

Inventories consists of finished goods which are stated at the lower of cost or market using the average cost method of accounting. Inventories consisted of the following as of December 31:

	2010	2009
On hand	$232,080	$195,949
Consignment	16,015	15,538
Showroom	1,876	-
Total	249,971	211,487
Less: allowance for obsolescence	(23,198)	(14,980)
Net inventory	$226,773	$196,507

NOTE G – PREPAID ASSETS AND OTHER ASSETS

At December 31, 2010, prepaid and other assets consists of inventory deposits of $91,760 and prepaid tradeshows and other of $24,560. At December 31, 2009, prepaid assets consists of inventory deposits of $9,708 and prepaid tradeshows and other of $11,560.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment, consisting primarily of tooling, molds and dies, are carried at cost, less accumulated depreciation. Depreciation is provided using the straight-line and double declining balance methods over the estimated useful lives of the assets, which are generally three to five years.

NOTE H – PROPERTY AND EQUIPMENT (Continued)

Property and equipment consisted of the following at December 31:

	2010	2009

Tooling, molds & dies	$155,349	$85,908
Furniture & equipment	9,102	9,046

Total	164,451	94,954
Less: accumulated depreciation	(79,416)	(25,872)

Net property & equipment	$85,035	$69,082

Depreciation expense totaled $53,714 and $21,316 for 2010 and 2009, respectively.

NOTE I – DUE FROM FACTOR

On January 21, 2010, the Company signed a Discount Factoring Agreement with Merchant Factors Corp. and CIT Group/Commercial Services, Inc. (Factor).  The Company submits customers and related invoices to Merchants who either approves or disapproves the customer for accounts receivable factoring. The Factor purchases account receivable invoices for approved customers only. The sales of these invoices is considered a transfer and are classified as sales of receivables. These invoices are nonrecourse to the Company if not collected when due solely because of the customer’s financial inability to pay and not because of a dispute with the customer. All individually approved invoices under $200 are full recourse to the Company. The majority of approved invoices are over $200.  The Company holds the entire risk for the receivables it retains.  Approximately 70% of the Companies accounts receivable balances are factored. The net factor receivable balance at December 31, 2010 was $15,796.

The agreement provides for an advance rate up to 75% of each credit-approved receivable.  There is an up-front fee of 1.25% of each receivable with a minimum of $15,000 per year in fees.  Fees for 2010 totaled $5,034.  Because it was the first year of the factor arrangement, the minimum fee requirement was waived for 2010.

An interest rate equal to prime + 3.5% with a 6% floor is charged any amounts owed to the Factor.  Factor advances are secured by a primary secruity interest in all accounts receivable (including those amounts not factored) and all sums standing to the credit with the factor, whether on the books of the Company or an Affiliate of the Company.  As of December 31, 2010, no amounts were owed to the factor.

NOTE J – SHORT-TERM CONVERTIBLE NOTE PAYABLE

On December 20, 2010, the company borrowed $500,000 under a short-term convertible note  due 180 days later. Interest accrues at 15% per annum, payable monthly commencing January 15, 2011.  The principal is callable at anytime by the Company with a 2% fee.  The note is convertible into voting units of the Company or, if the Company has merged into a Corporation, into restricted common shares of the Corporation, both conversions at the conversion price equal to any equity share offering price.

An origination fee of $20,000 was deducted from the proceeds, which is being amortized over the 6-month term.  Amortization was $1,222 during 2010.

NOTE K – LONG-TERM NOTE PAYABLE

The Company borrowed $150,000 on November 12, 2010, under a three year note with an interest rate of 10% per annum. Repayment terms are interest only for twelve months and monthly amortization of principal and interest for 24 equal months thereafter. The note is secured by all of the Company’s assets excluding accounts receivable and certain intangible assets.  The short term portion of long-term note payable at December 31, 2010 is $12,500.

Future maturities of the long-term note payable as of December 31, 2010 are as follows:

2011	$12,500
2012	75000
2013	62500

Total	$150,000

NOTE L – RELATED PARTY NOTE PAYABLE

The Company has a long-term note payable to a majority owner at December 31, 2010 of $50,000. The note is dated November 12, 2010 and is for a three year term with an interest rate of 10% per annum. Repayment terms are interest only for twelve months and monthly amortization of principal and interest for 24 equal months thereafter. The note is secured by all of the Company’s assets excluding accounts receivable and certain intangible assets.  The short term portion of long-term notes payable at December 31, 2010 is $4,167.

NOTE L – RELATED PARTY NOTE PAYABLE (Continued)

Future maturities of the long-term related party note payable as of December 31, 2010 are as follows:

2011	$4,167
2012	25,000
2013	20,833

Total	$50,000

NOTE M – MEMBERSHIP UNITS ISSUED

The Company issued membership units for cash during 2010 and 2009.  Total units issued for cash were 486,950 and 549,963 for 2010 and 2009, respectively.  Of the units issued in 2010, 30,700 were issued in exchange for 0.01 per unit.  Consulting expense of $30,393 was recorded by the Company to reflect the $1 per share value of the units issued.

The Company also awarded membership units to several employees and non-employees in exchange for services provided during 2010 and 2009.  These units were determined to have a value of $1 and are subject to certain vesting provisions.  The number of units vested in 2010 and 2009 was 304,195 and 464,820, respectively.  The compensation cost related to vested units included in selling, general and administrative expenses for 2010 and 2009 was $169,195 and $344,820, respectively, and consulting expense related to vested units included in selling, general and administrative expenses for 2010 and 2009 was $135,000 and $120,000, respectively.  All units were fully vested as of December 31, 2010.

In February 2011, these membership units were exchanged for common shares of Wellstone Filter Sciences, Inc., which is more fully described in Note T.

NOTE N – PRODUCT DEVELOPMENT COSTS

Costs incurred in connection with the development and design of new products and manufacturing methods are charged to product development expense as incurred. During 2010 and 2009, $58,314 and $48,035, respectively, were expensed as product development costs, included in selling, general and administrative expenses.

NOTE O – INCOME TAXES

The Company is a pass-through entity for tax purposes therefore pays no federal or state income tax.  Effective January 1, 2011, the Company elected to be taxed as a corporation.

NOTE P – OPERATING LEASE

The Company leases space under a one year noncancelable lease agreement.  Monthly payments under this agreement for the period through October 31, 2011 are $2,100.  The Company had rent expense of $24,200 and $32,750 for 2010 and 2009, respectively.

NOTE Q - EMPLOYMENT AGREEMENT

Effective January 31, 2008, the Company entered into a two-year employment agreement with Andrew Tastad to serve as the Company’s Vice President of Sales, renewable annually in one-year increments. The agreement was automatically extended for one additional year on January 31, 2010 and again on January 31, 2011.

As part of the employment agreement, the Company also granted Mr.Tastad 201,560 membership units.  As part of the First Amendment to the Employment Agreement, the Company agreed to issue an additional 112,684 membership units at a rate of 4,334 per month.  These units were subject to certain vesting provisions and became fully vested during 2010. Upon termination of Mr. Tastad the Company is required to repurchase all of his membership units in the Company.

Effective December 2, 2010 Mr. Tastad’s agreement was further amended to 1) reduce his medical and base salary due upon termination from twelve (12) months to six (6) months and 2) end the issuance of any additional membership units subsequent to December 31, 2010.

NOTE R – COMMITMENTS AND CONTINGENCIES

All of the Company’s footwear is manufactured in China. Manufacturing production and shipping schedules are frequently unpredictable and may change without notice. Payment terms are generally 30% approximately 30 days before shipment from China and 70% due upon shipment from China. Although the Company is not obligated to fund the 70% payment until, if and when, the product ships, there almost certainly will be a significant payment after the date of the financial statements. At December 31, 2010, this amount was approximately $300,000 and was paid in February 2011.

NOTE R – COMMITMENTS AND CONTINGENCIES (Continued)

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations.

NOTE S – CONCENTRATIONS

In fiscal 2010, no one customer generated more than 10% of total sales. In fiscal 2009, 18% of sales was from one customer.

At December 31, 2010, four customers had receivable balances exceeding 10% of the total balance; receivables from these customers were approximately 62% of total outstanding receivables.  At  December 31, 2009, two customers had receivable balances exceeding 10% of the total balance; receivables from these customers were approximately 32% of total outstanding receivables.

During 2010 and 2009, the Company purchased all of its merchandise from one supplier in China.

NOTE T – SUBSEQUENT EVENTS

On February 24, 2011, the Company completed a merger agreement with Wellstone Filter Sciences, Inc., the principal Wellstone  stockholder, the owners of Auri Design Group, LLC and Auri Design Group, LLC.  Wellstone is a publicly-traded company with no current operations and is considered a development stage company.  The owners of Auri exchanged their membership units for common stock of WFSI. After closing, the Auri Group of owners held approximately 68% of the outstanding common shares of WFSI.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Officers and Directors
Wellstone Filter Sciences, Inc

We have audited the accompanying consolidated balance sheets of Wellstone Filter Sciences, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of  America).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellstone Filter Sciences, Inc. as of December 31, 2010, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas

April 7, 2011

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 13, 2010

WELLSTONE FILTERS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$100	$2,424

Total assets	$100	$2,424

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Notes payable	$-	$1,500,000
Accounts payable	-	561,178
Due to related party	5,714	-
Accrued expenses	4,500	678,671

Total current liabilities	10,214	2,739,849

Total Liabilities	10,214	2,739,849
Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 93,551,580 shares issued and outstanding	93,552	93,552
Additional paid in capital	35,628,824	32,843,175
Deficit accumulated during development stage	(35,732,490)	(35,674,152)

Total stockholders' deficit	(10,114)	(2,737,425)

Total liabilities and stockholders' deficit	$100	$2,424

The accompanying notes are an integral part of the financial statements

WELLSTONE FILTERS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

1998 (inception)	Year ended December 31,		From February 17, 1998 through
	2010	2009	December 31, 2010 (Unaudited)
Revenues	$-	$-	$258,193

Cost of goods sold	-	-	273,075

Gross profit	-	-	(14,883)

Operating expenses:
Selling, general and administrative expenses	12,538	2,976,678	34,214,003
Research and development	-	-	237,269
Total operating expenses	12,538	2,976,678	34,451,272

Net loss from operations	(12,538)	(2,976,678)	(34,466,155)

Other income (expense):
Interest expense	-	(92,931)	(1,567,609)
Forgiveness of debt	-	-	347,074

Net loss before provision for income taxes	(12,538)	(3,069,609)	(35,686,690)

Provision for income taxes	-	-	-

Net loss from continuing operations	(12,538)	(3,069,609)	(35,686,690)

(Loss) from discontinued operations	(45,800)	-	(45,800)

NET LOSS	$(58,338)	$(3,069,609)	$(35,732,490)

Net income (loss) per common stock (basic and fully diluted):
Continuing operations	$(0.00)	$(0.05)
Discontinued operations	$(0.00)	$-
Total	$(0.00)	$(0.05)

Weighted average shares outstanding (basic and fully diluted)	93,551,580	58,627,096

The accompanying notes are an integral part of the financial statements

WELLSTONE FILTER SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM DATE OF INCEPTION (FEBRUARY 17, 1998) THROUGH DECEMBER 31, 2010
(unaudited from February 17, 1998 through December 31, 2007)

					Additional
	Preferred Stock		Common Stock		Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, February 17, 1998	-	$-	-	$-	$-	$-	$-	$-
Restatement for capitalization	-	-	84,000	84	(84)	-	-	-
Capital contributions	-	-	-	-	-	-	100	100
Net loss	-	-	-	-	-	-	(6,675)	(6,675)
Balance, December 31, 1998	-	-	84,000	84	(84)	-	(6,575)	(6,575)
Net loss	-	-	-	-	-	-	(969)	(969)
Balance, December 31, 1999	-	-	84,000	84	(84)	-	(7,544)	(7,544)
Net loss	-	-	-	-	-	-	(21,395)	(21,395)
Balance, December 31, 2000	-	-	84,000	84	(84)	-	(28,939)	(28,939)
Acquisition of Farallon Corporation	-	-	8,400	8	(2,850)	-	-	(2,842)
Stock issued in cancellation of debt	-	-	2,387	3	2,840	-	-	2,843
Reclassification of members' contribution to additional paid in capital	-	-	-	-	100	-	(100)	-
Net loss	-	-	-	-	-	-	(8,218)	(8,218)
Balance, December 31, 2001	-	-	94,787	95	6	-	(37,257)	(37,156)
Additional paid in capital	-	-	-	-	16,800	-	-	16,800
Net loss	-	-	-	-	-	-	(35,033)	(35,033)
Balance, December 31, 2002	-	-	94,787	95	16,806	-	(72,290)	(55,389)
Additional paid in capital	-	-	-	-	12,600	-	-	12,600
Net loss	-	-	-	-	-	-	(72,694)	(72,694)
Balance, December 31, 2003	-	-	94,787	95	29,406	-	(144,984)	(115,483)
Common stock issued for cash	-	-	230	-	195,000	-	-	195,000
Common stock issued for services	-	-	6,000	6	6,269,994	-	-	6,270,000
Stock options issued to consultants	-	-	-	-	654,946	-	-	654,946
Stock options issued to officers and employees	-	-	-	-	13,555,000	-	-	13,555,000
Warrants issued for debt	-	-	-	-	1,020,000	-	-	1,020,000
Net loss	-	-	-	-	-	-	(20,802,580)	(20,802,580)
Balance, December 31, 2004	-	$-	101,017	$101	$21,724,346	$-	$(20,947,564)	$776,883

The accompanying notes are an integral part of the financial statements

WELLSTONE FILTER SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM DATE OF INCEPTION (FEBRUARY 17, 1998) THROUGH DECEMBER 31, 2010
(unaudited from February 17, 1998 through December 31, 2007)

					Additional
	Preferred Stock		Common Stock		Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance forward	-	$-	101,017	$101	$21,724,346	$-	$(20,947,564)	$776,883
Common stock issued for exercise of options	-	-	240	-	2,000	-	-	2,000
Common stock issued for services	-	-	1,800	2	4,589,998	-	-	4,590,000
Stock options issued to employees	-	-	-	-	1,920,000	-	-	1,920,000
Employee subscription receivable	-	-	1,040	1	25,999	(26,000)	-	-
Net loss	-	-	-	-	-	-	(8,675,439)	(8,675,439)
Balance, December 31, 2005	-	-	104,097	104	28,262,343	(26,000)	(29,623,003)	(1,386,556)
Common stock issued for exercise of options	-	-	240	-	2,000	-	-	2,000
Payment of subscription receivable	-	-	-	-	-	26,000	-	26,000
Net loss	-	-	-	-	-	-	(2,772,581)	(2,772,581)
Balance, December 31, 2006	-	-	104,337	104	28,264,343	-	(32,395,584)	(4,131,137)
Shares issued for rounding in reverse split	-	-	1,652	2	-	-	-	-
Net loss	-	-	-	-	-	-	(77,054)	(77,054)
Balance, December 31, 2007	-	-	105,989	106	28,264,343	-	(32,472,638)	(4,208,191)
Net loss	-	-	-	-	-	-	(131,905)	(131,905)
Balance, December 31, 2008	-	-	105,989	106	28,264,343	-	(32,604,543)	(4,340,096)
Stock issued on conversion of debt	-	-	33,928,231	33,928	1,662,483	-	-	1,696,411
Stock based compensation from conversion of debt	-	-	59,517,360	59,518	2,916,351	-	-	2,975,869
Net loss	-	-	-	-	-	-	(3,069,609)	(3,069,609)
Balance, December 31, 2009	-	-	93,551,580	93,552	32,843,177	-	(35,674,152)	(2,737,425)
Cancellation of debt in connection with the spinoff of wholly owned subsidiary	-	-	-	-	2,785,649	-	-	2,785,649
Net loss	-	-	-	-	-	-	(58,338)	(58,338)
Balance, December 31, 2010	-	$-	93,551,580	$93,552	$35,628,826	$-	$(35,732,490)	$(10,114)

The accompanying notes are an integral part of the financial statements

WELLSTONE FILTERS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From February 17, 1998 through
	2010	2009	December 31, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(12,538)	$(3,069,609)	$(35,686,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on discontinued operations	(45,800)		(45,800)
Depreciation	-	-	25,595
Common stock issued in exchange for services rendered	-	2,975,869	13,835,869
Fair value of options issued for services rendered	-	-	654,946
Fair value of options issued as compensation	-	-	15,475,000
Amortization of debt discount	-	-	1,020,000
Fair value of rental expense forgiven by related party	-	-	29,400
Loss on disposal of equipment	-	-	1,795
Increase (decrease) in:
Bank Overdraft			45
Accounts payable	15,800	750	574,494
Due from related party	5,714	2,484	119,634
Accrued expenses	34,500	92,930	1,477,734
Net cash (used in) provided by operating activities:	(2,324)	2,424	(2,517,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(16,222)

Net cash used in investing activities	-	-	(16,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	199,000
Proceeds from exercise of options	-	-	26,000
Proceeds from borrowing on a long term basis	-	-	2,250,000
Member contribution to equity	-	-	100
Proceeds from related party note payable	-	-	59,200
Net cash provided by financing activities:	-	-	2,534,300

Net increase in cash and cash equivalents	(2,324)	2,424	100
Cash and cash equivalents, beginning of the period	2,424	-	-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Stock issued on conversion of debt	$-	$1,696,411	$1,696,411
Dividend in kind	$2,785,649	$-	$2,785,649

 WELLSTONE FILTER SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDING DECEMBER 31, 2010
(unaudited from February 17, 1998 (inception) to December 31, 2007)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Wellstone Filters, LLC (Wellstone) was organized as a Delaware limited liability company on February 17, 1998. On May 25, 2001, Wellstone Filters, Inc. (formerly Farallon Corporation) acquired Wellstone. In September 2009, Wellstone changed its name to “Wellstone Filter Sciences, Inc."

The Company was engaged in the development and marketing of a proprietary cigarette filter technology. In the quarter ended March 31, 2010, the Company declared a dividend to its stockholders of all of the outstanding shares in its subsidiary, Wellstone Tobacco Company, which markets the Wellstone brand of cigarettes utilizing its patented reduced risk filter. Until February 24, 2011, the Company had no planned principal operations and has been considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications may have been made in prior year’s financial statements to conform to classifications used in the current year.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). During 2010 and 2009, common stock equivalents derived from shares issuable in the exercise of options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

 Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation.  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.  At December 31, 2010, there were no outstanding employee stock options

Recent Accounting Pronouncements

There were no recent rule changes expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year and inception to date periods ended December 31, 2010, the Company has incurred losses of $58,338 and $35,719,974, respectively.  In addition, as of December 31, 2010, the Company had a working capital deficit of $10, 114 and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The Company's existence is dependent upon management's ability to generate business opportunities and develop profitable operations which will resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

The Company is attempting to obtain financing for its operations. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable – related party include amounts due to an officer of the Company and the brother of an officer of the Company. These amounts ($94,228 as of June 30, 2009) were converted into common stock at $.01 per share. In addition, the officer converted $528,000 in accrued compensation (included as accrued expenses) into common stock at $.01 per share, but these latter shares vest in three years; the death or disability of the officer, or the Company attaining earnings of $.10 per share.   The debt conversion resulted in an additional stock-based compensation expense of $2,975,869 due to the difference between the conversion price of $.01 per share and the fair market value of $.05 per share.

During 2010, an officer/shareholder advanced $5, 714 for the Company.  The advances are due on demand and bear no interest.

NOTE 5 - NOTE PAYABLE - RESTRUCTURING AND DISTRIBUTION AGREEMENT

The Company obtained financing for its operations from the issuance of various promissory notes totaling $1.5 million and $750,000 due to various individuals.  The Company was unable to repay these notes. As of June 30, 2009, there was $275,000 in accrued interest on the $1.5 million note and $202,444 in accrued interest on the other two notes. During 2009, the note holders of the $750,000 notes agreed to convert their notes and the $202,444 into 19,048,891 shares.

The holders of the $1.5 million in notes have transferred such debt to Wellstone Tobacco Company and have released the Company from liability on this note, pursuant to a Distribution Agreement dated as of March 31, 2010. As a result of the Distribution Agreement, all the debt associated with Wellstone Tobacco continues to be the sole liability of Wellstone Tobacco, and all of the outstanding shares of Wellstone Tobacco are held in trust for the pro rata distribution to the Company stockholders, and the Company has minimal debt as of December 31, 2010.  With the debt restructured, management believes it can attract more equity financing during 2011.

Due to the above transaction, the activity from Company's previously wholly owned subsidiary, Wellstone Tobacco Company is shown as discontinued operations for all periods presented.

NOTE 6 – CAPITAL STOCK

The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued or outstanding.

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

The Company issued shares in 2009 in a restructuring, resulting in 93, 551, 580 shares outstanding at December 31, 2010 and 2009.

NOTE 8 – INCOME TAXES

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $35,732,490, expiring in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership in February 2011 and possible prohibition due to changes in business, in the opinion of management, the Company will not be able to use its existing net operating losses in the future.

Deferred net tax assets consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset	$14,971,913	$14,947,470
Less valuation allowance	(14,971,913)	(14,947,470)
Net deferred tax asset	$0	$0

NOTE 9 - DISCONTINUED OPERATIONS

On March 4, 2010, The Company spun-off Wellstone Tobacco Company its wholly owned subsidiary by distributing 93,551,580 shares of Wellstone Tobacco Company to its current shareholders, such shares to be distributed pro rata to its shareholders upon regulatory approval. Pursuant to the Distribution Agreement between the parties, Wellstone Tobacco assumed the outstanding $1,500,000 note and the interest thereon, and the creditor released Wellstone Filter Sciences, Inc. from such note and interest. All of the remaining liabilities as of March 31, 2010 totaling $2,785,649 have been assumed by Wellstone Tobacco Company and accounted for as Paid in Capital on the balance sheet of Wellstone Filter Science, Inc.  The results of operations of Wellstone Tobacco are accounted for as discontinued operations. There was no gain or loss on disposition of the subsidiary.

NOTE 10 - SUBSEQUENT EVENTS

On February 19, 2011, the Company entered into a Merger Agreement and Plan of Reorganization dated February 14, 2011 pursuant to which the Company acquired  Auri Design Group, LLC (“Auri Shoes”). Auri Shoes develops and sells innovative, high quality footwear.  The parties to the Merger Agreement included the Company, its principal stockholder Learned J. Hand, Auri Shoes, the members of Auri Shoes, and ADG Acquisition, Inc., a newly-formed California corporation into which Auri Shoes will merge at Closing.

On the Closing Date, the Company acquired Auri Shoes by issuing 59,325,360 common shares, constituting 68.4% of the outstanding shares after giving effect to their issuance and the cancellation of a 74,540,834 shares held by the Company’s prior control persons.   After the Closing, there were 87,580,551 shares outstanding. The Company intends to change the name of the Company in the near future to Auri, Inc.

In addition, two stockholders of the Company have agreed to place an aggregate of 5,385,804 shares of common stock in escrow pending the satisfactory completion of a private placement.

WELLSTONE FILTER SCIENCES, INC.
(a development stage company)
PROFORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2010

ASSETS

Cash and cash equivalents	$406,539
Accounts receivable - net	104,355
Due from factor	15,796
Inventory - net	226,773
Prepaid expenses and other assets	116,320
Due from Auri Footwear, Inc.
Investment in subsidary
Deferred finance fee - net	18,778
Total Current Assets	888,561
-
Property and equipment - net	85,035
-
Total Assets	$973,596

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	$85,337
Accrued liabilities	50,632
Due to Auri, Inc.	-
Due to related party	5,714
Short-term portion of long-term note payable	12,500
Short-term portion of long-term related party note payable	4,167
Short-term convertible note payable	500,000
Total Current Liabilities	658,350

Long-term liabilities:
Long-term note payable - net of short term portion	137,500
Long-term related party note payable - net of short term portion	45,833
Total Long-term Liabilities	183,333
Total Liabilities	841,683
-
Stockholders' Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,	-
no shares issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized,
93,551,580 shares issued and outstanding	87,552
Additional paid in capital	4,413,665
Member's contributions
Current income (loss)	-
Accumulated deficit	(4,369,304)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	131,913

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$973,596

           (3)           Exhibits

Exhibit Number	Description

Exhibit Number	Description
3.1	Certificate of Incorporation
3.2	Certificate of Amendment
3.3	Bylaws
3.4	Certificate of Amendment increasing authorized common stock to 300,000,000 shares
3.5	Certificate of Amendment for reverse stock split
3.6	Certificate of Amendment changing name to Wellstone Filter Sciences, Inc.
3.7	Certificate of Amendment to Certificate of Incorporation changing name to Auri, Inc. (Incorporated by reference to Appendix A of Definitive Schedule 14C filed with the Commission on March 25, 2011)
10.4	Merger Agreement and Plan of Reorganization (Incorporated by reference to Preliminary Schedule 14C filed with the Commission on March 10, 2011
16.2	Letter from Child, Van Wagoner and Bradshaw, PLLC (Incorporated by reference to Current Report on Form 8-K filed with the Commission on March 25, 2011)
21	Subsidiaries of Registrant *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURI, INC.

Dated: April __, 2011	By:	/s/ ORI ROSENBAUM
Ori Rosenbaum,
President, Chief Executive Officer, Chief Financial Officer and Sole Director

        Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ ORI ROSENBAUM	Principal Executive Officer, Principal Accounting Officer and Sole Director	April __, 2011
Ori Rosenbaum