Form 10-Q
period 2011-03-31
AURI INC
filed 2011-05-13
CIK 1092802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-28161

AURI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0619264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 North Coast Highway, Laguna Beach, California	92651
(Address of principal executive offices)	(Zip Code)

(949) 793-4045
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐                                                                                            Accelerated Filer  ☐

Non- Accelerated Filer  ☐                                                                                            Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐    No  ☒

As of May 9, 2011, there were 88,591,580 shares of common stock, $0.001 par value, outstanding.

AURI, INC.

The terms “we,” “us,” “our,” “the Company,” and “Auri,” as used in this Report on Form 10-Q refers to Auri, Inc., and its wholly owned subsidiary, Auri Footwear, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

AURI, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010

ASSETS

Cash and cash equivalents	$210,232	$406,439
Accounts receivable - net	220,194	104,355
Due from factor	36,421	15,796
Inventory - net	444,094	226,773
Prepaid expenses and other assets	1,185	116,320
Deferred finance fee - net	8,779	18,778

Total Current Assets	920,905	888,461

Property and equipment - net	69,133	85,035

Total Assets	$990,038	$973,496

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$244,838	$85,337
Accrued liabilities	71,800	46,132
Short-term portion of long-term note payable	31,250	12,500
Short-term portion of long-term related party note payable	35,417	4,167
Short-term convertible note payable	500,000	500,000

Total Current Liabilities	883,305	648,136

Long-term note payable - net of short term portion	118,750	137,500
Long-term related party note payable - net of short term portion	39,583	45,833

Total Liabilities	1,041,638	831,469

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 1,000,000 shares authorized,
No shares issued and outstanding
Common stock - $0.001; 300,000,000 shares authorized, and
59,735,360 shares issued and outstanding at December 31, 2010	87,942	59,735
and 87,941,580 shares issued and outstanding at March 31, 2011
Additional paid in capital	4,559,094	4,451,596

Accumulated deficit	(4,698,636)	(4,369,304)

Total stockholders’ equity (deficit)	(51,600)	142,027

Total liabilities and stockholders’ equity (deficit)	$990,038	$973,496

See accompanying notes to the unaudited condensed consolidated financial statements

AURI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Sales - net	$304,037	$139,320

Cost of goods sold	213,054	97,570

Gross profit	90,983	41,750

Selling, general and administrative expenses	397,645	248,685

Loss from operations	(306,662)	(206,935)

Other income (expenses)	(22,670)	(123)

Net loss	$(329,332)	$(207,058)

Net loss per share - Basic and diluted	$0.00	$0.00
Weighted average shares outstanding - Basic and diluted	70,558,549	51,884,093

See accompanying notes to the unaudited condensed consolidated financial statements

AURI, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM DECEMBER 31, 2010 THROUGH MARCH 31, 2011
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	-	$-	59,735,360	$59,735	$4,451,596	$(4,369,304)	$142,027

Shares issued in reverse merger			27,816,220	27,817	(87,112)		(59,295)
Common stock issued			390,000	390	194,610		195,000
Net loss						(329,332)	(329,332)
Balance, March 31, 2011	-	$-	87,941,580	$87,942	$4,559,094	$(4,698,636)	$(51,600)

See accompanying notes to the unaudited condensed consolidated financial statements

AURI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(329,332)	$(207,058)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization and other	26,143	11,559
Stock based compensation		33,593
Recovery of inventory reserve	(8,843)
Allowance for bad debt	2,789
Changes in:
Accounts receivable	(118,628)	15,975
Due from factor	(20,625)	(8,847)
Inventory	(208,468)	(78,027)
Prepaid expenses and other current assets	115,135	9,708
Accounts payable	153,006	42,964
Accrued expenses	21,999	(14,389)
Net cash used in operating activities	(366,823)	(194,523)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments in connection with reverse merger	(49,192)
Cash paid for purchase of property and equipment	(241)	(11,201)
Net cash used by investing activities	(49,433)	(11,201)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of short-term related party note payable	25,000
Proceeds from capital contributions		200,000
Proceeds from common stock sales	195,000
Net cash provided by financing activities	220,000	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(196,207)	(5,724)

Cash and Cash Equivalents - Beginning	406,439	22,931
CASH AND CASH EQUIVALENTS - ENDING	$210,232	$17,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH INVESTING ACTIVITIES:
Assumption of liabilities acquired in reverse merger	$10,115	$-

See accompanying notes to the unaudited condensed consolidated financial statements

AURI, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 – Management’s Representation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Auri, Inc. and its wholly-owned subsidiary (“our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010 included in the Form 10-K filed with the SEC on April 14, 2011.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2 – Organization and Summary of Significant Accounting Policies

The company

Auri, Inc., designs, develops, manufactures and sells men’s and women’s footwear. The Company utilizes unique technical materials and designs and incorporates those attributes with fashionable, contemporary styles, presenting the highest level of tactile, aesthetic and functional qualities available of any footwear brand offering. The Company’s footwear products are manufactured in China and sold primarily to retail outlets throughout the United States.

Reverse merger

On February 24, 2011, Wellstone Filter Sciences, Inc. completed a merger and plan of reorganization pursuant to which it acquired Auri Design Group, LLC. The parties to the merger included Wellstone Filter Sciences, Inc, its principal stockholder, Auri Design Group, LLC, the members of Auri Design Group, LLC, and ADG Acquisition, Inc., a newly-formed California corporation into which Auri Design Group, LLC  merged.

Wellstone Filter Sciences, Inc. acquired Auri Design Group, LLC by issuing 59,735,360 common shares, constituting 68.3% of the outstanding shares after giving effect to their issuance and the cancellation of 65,735,360 shares (net) held by  prior control persons of Wellstone Filter Sciences, Inc..After the closing, there were 87,551,580 common shares outstanding. On April 14, 2011 Wellstone Filter Sciences, Inc. changed its name to Auri, Inc.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Auri, Inc. and its wholly owned subsidiary, Auri Footwear, Inc. All intercompany accounts and transactions have been eliminated.

Note 3 – Going Concern

Our unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At March 31, 2011, we had $210,232 in cash and cash equivalents.  We have expended substantial funds on product design and development and the launch of our products.  As a result, we have historically experienced negative cash flows from operations since our inception and, unless we are able to generate sufficient revenues from product sales, we expect the negative cash flows from operations to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations, in March 2011, we commenced a private placement of units to accredited investors (each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share).  The units have been, and continue to be, offered at a price of $0.50 per unit.  As of March 31, 2011, we had raised a total of $195,000 from this private placement.

Note 4 – Stockholders’ Equity

During the three months ended March 31, 2011, we received proceeds of $195,000 from the sale of 390,000 units in a private placement. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share The warrants are exercisable for a period of two years. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.54-.56; warrant term of 2 years; expected volatility of 47.46%; and a discount rate of .81%. The relative fair value of the stock and warrants were $178,063 and $16,937 respectively.

Note 5 – Related Party Transactions

On February 11, 2011, the Company borrowed $25,000 from a major shareholder. The note bears interest at 10% per year, is secured by the assets of the company and was payable on March 10, 2011. As of March 31, 2011 the due date of the note was extended and was repaid in full in April 2011.

Note 6 – Subsequent Events

In connection with our private placement of units which commenced in March 2011, from April 1, 2011 to April 28, 2011, we issued a total of 400,000 units to four accredited investors, each unit consisting of one share of commons tock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share. The warrants are exercisable for a period of 2 years.  As a result, during this period we have raised a total of $200,000 in gross proceeds and issued a total of 400,000 common shares and warrants to purchase another 400,000 common shares. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.50-.65; warrant term of 2 years; expected volatility of 47.46%; and a discount rate of .81%. The relative fair value of the stock and warrants were $181,651 and $18,349 respectively.

Effective April 1, 2011, we entered into a twelve month consulting agreement whereby DC Consulting will provide investor relations and public relations services to us.  The agreement may be terminated upon the expiration of the initial 90 day term or anytime thereafter with 10 days’ written notice.  The Company is obligated to issue to DC Consulting 250,000 common shares per quarter and $4,000 per month as long as the agreement is in effect. In April 2011 the Company paid the initial $4,000 consulting fee and issued 250,000 common shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the provisions of the Private Securities Litigation Reform Act of 1995 which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions.  You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements.  These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

Overview

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

The following table compares the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Sales - net	$304,037	$139,320

Cost of goods sold	213,054	97,570

Gross profit	90,983	41,750

Selling, general and administrative expenses	397,645	248,685

Loss from operations	(306,662)	(206,935)

Other income (expenses)	(22,670)	(123)

Net loss	$(329,332)	$(207,058)

Net loss per share - Basic and diluted	$0.00	$0.00
Weighted average shares outstanding - Basic and diluted	70,558,549	51,884,093

RESULTS OF OPERATIONS
For The Three Months Ended March 31, 2011 Compared to March 31, 2010

Sales: For the three months ended March 31, 2011, our revenue was $304,037 compared to $139,320 for the same period in the prior year, an increase of 118%. This increase is primarily related to an increase in our sales of women’s footwear, from $23,685 in 2010 to $172,852 in 2011, a $149,167 or 629% increase.

Cost of goods sold: For the three month ended March 31, 2011, cost of goods sold was $213,054 compared to $97,570 for the three months ended March 31, 2010. This increase is primarily related to a 118% increase in sales.

Gross profit: For the three months ended March 31, 2011 gross profit increased by $49,233 or 118% to $90,983 for 2011, as compared to $41,750 in the same quarter of the prior year. The increase is primarily related to an increase in sales. Gross margin remained flat at 30% for both reporting periods.

Operating expense: Operating expenses consist of sales, marketing and general and administrative expenses. Operating expenses increased by $148,960, or 60%, from $248,685 for 2010 to $397,645 for 2011. A large portion of this increase, $54,175 or 22%, was due to the accounting and legal fees incurred in connection with the Company’s public accounting audit necessitated by the reverse merger into a public company. The remaining increase consists of additional licensing fees and other expenses.

Loss from operations: Loss from operations for the three months ended March 31, 2011 was $(306,662), compared to a loss from operations of $(206,935) for the same period in 2010, an increase of $(99,727) or 48%.

Net loss: For the three months ended March 31, 2011, net loss was $(329,332), compared to a net loss of $(207,058) for the three months ended March 31, 2010. The increase in loss from operations is primarily due to our increased operating expenses during the current year period which was partially offset by our increased gross profit.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents at the end of March 31, 2011 was $210,232. We had working capital of $37,600 and we had $158,333 long-term debt. In connection with our private placement of units, which commenced in March 2011, we have raised an aggregate of $395,000, including $195,000 in the first quarter. We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will not meet all of our financial commitments and operating needs for the next twelve months unless we raise substantial additional proceeds from the private placement. See “Going Concern” at Note 3 to the unaudited condensed consolidated financial statements.

OPERATING ACTIVITIES
Cash used by operations was $366,823 for the three months ended March 31, 2011 compared to $194,523 for the three months ended March 31, 2010. Our primary source of negative operating cash flow for the three months ended March 31, 2011 was a net loss of $(329,332). Our investments in working capital increased during the three months ended March 31, 2011 primarily due to an increase in inventory and higher accounts receivable. Inventory at the end of the first quarter of fiscal 2011 increased 95% compared to the first quarter of fiscal 2010, primarily driven by an increase in anticipated future orders. The increase in accounts receivable was mainly attributable to the increase in revenues during the first quarter of fiscal 2011.

INVESTING ACTIVITIES
Net cash used in investing activities increased $38,232 from the first quarter of 2010.

FINANCING ACTIVITIES
During the three months ended March 31, 2011, net cash provided by financing activities was $220,000, which consisted of $195,000 proceeds from the sale of 390,000 shares of common stock and the issuance of a $25,000 short term note payable to a related party.

CONTRACTUAL OBLIGATIONS

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments.  The following chart represents our contractual obligations as of March 31, 2011, aggregated by type:

		Payments Due By Period
	Total	<1 year	1-3 years
Note payable obligation	$75,000	$35,416	$39,584
Note payable obligation	150,000	31,250	118,750
Note payable obligation	500,000	500,000
Operating leases, net (1)	14,700	14,700

Total contractual obligations	$739700	$581,366	$158,334

Critical Accounting Policies

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements. In our judgment, our critical accounting policies, estimates and assumptions have the greatest potential impact on our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following critical accounting policy below updates, and should be considered in addition to, the critical accounting policies previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended December 31, 2010.

Commitments

At March 31, 2011, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at March 31, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

Because our four outstanding debt obligations all bear interest at a fixed rate, a near-term change in interest rates, based on historical movements, would not have any impact on our financial position or results of operations.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2011 for the following reason.

Accounting professional standards require the Company’s auditing firm to provide the Company’s Board of Directors  with certain information relating to the audit. The Company’s auditing firm issued a letter to the Board of Directors in which it proposed adjustments to the Company’s financial statements. The Company agreed to all the proposed adjustments and subsequently recorded such in the accounting records. The audited financial statements for the fiscal years ending December 31, 2010 and 2009 include these audit adjustments. In the judgment of the auditing firm the proposed adjustments could have a significant effect on the Company's financial reporting process. The Company has implemented policies and procedures to ensure compliance with GAAP accounting.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1A.	RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes to such risk factors during the first quarter ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During March 2011, we issued 390,000 units to five accredited investors, each unit consisting of one share of commons tock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share, for gross proceeds of $195,000. As a result, we issued a total of 390,000 shares of our common stock and warrants to purchase an aggregate of 390,000 shares of our common stock in connection with our private placement offering.

The sale and issuance of the units, the common stock, and the warrants was completed in accordance with the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
______________

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURI, INC.

Date: May 13, 2011	By:	/s/ ORI ROSENBAUM
Ori Rosenbaum
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)