Form 10-Q
period 2011-06-30
AURI INC
filed 2011-08-12
CIK 1092802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒     No  ☐

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
Yes☐    No  ☒

As of August 9, 2011, there were 90,497,580 shares of common stock, $0.001 par value, outstanding.

AURI, INC.

The terms “we,” “us,” “our,” “the Company,” and “Auri,” as used in this Report on Form 10-Q refers to Auri, Inc., and its wholly owned subsidiary, Auri Footwear, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

AURI, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)

Cash and cash equivalents	$233,060	$406,439
Accounts receivable – net	130,198	104,355
Due from factor	68,423	15,796
Inventory – net	325,534	226,773
Prepaid expenses and other assets	168,235	116,320
Deferred finance fee – net	-	18,778

Total current assets	925,450	888,461

Property and equipment – net	57,896	85,035

TOTAL ASSETS	$983,346	$973,496

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$130,263	$85,337
Accrued liabilities	90,574	46,132
Short-term note payable	100,000	-
Short-term portion of long-term note payable	50,000	12,500
Short-term portion of long-term related party note payable	16,667	4,167
Short-term convertible note payable	-	500,000

Total current liabilities	387,504	648,136

Long-term note payable – net of short term portion	100,000	137,500
Long-term related party note payable – net of short term portion	33,333	45,833

TOTAL LIABILITIES	520,837	831,469

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock – $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock – $0.001 par value; 300,000,000 shares authorized, 59,735,360 shares issued and outstanding at December 31, 2010 and 89,991,580 shares issued and outstanding at June 30, 2011	89,992	59,735

Additional paid in capital	5,579,544	4,451,596

Accumulated deficit	(5,207,027)	(4,369,304)

Total stockholders’ equity (deficit)	462,509	142,027

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$983,346	$973,496

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Sales – net	$169,787	$221,380	$473,824	$360,699

Cost of goods sold	169,975	154,180	383,029	251,750

Gross profit	(188)	67,200	90,795	108,949

Selling, general and administrative expenses	483,628	194,108	881,273	442,792

Loss from operations	(483,816)	(126,908)	(790,478)	(333,843)

Other income (expenses)	(24,575)	(3,628)	(47,245)	(3,751)

NET LOSS	$(508,391)	$(130,536)	$(837,723)	$(337,594)

Net loss per share – basic and diluted	$0.01	$0.00	$0.01	$0.01
Weighted average shares outstanding – basic and diluted	88,711,360	53,476,364	79,685,104	52,678,418

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM DECEMBER 31, 2010 THROUGH JUNE 30, 2011
(Unaudited)

	Preferred Stock			Common Stock		Additional Paid In	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	---	$	---	59,735,360	$59,735	$4,451,596	$(4,369,304)	$142,027

Shares issued in reverse merger	---		---	27,816,220	27,817	(87,112)	---	(59,295)

Shares issued for cash	---		---	1,190,000	1,190	593,810	---	595,000

Shares issued for convertible note	---		---	1,000,000	1,000	499,000	---	500,000

Shares issued for service	---		---	250,000	250	122,250	---	122,500

Net loss			---	---	---	---	(837,723)	(837,723)

Balance, June 30, 2011	---	$	---	89,991,580	$89,992	$5,579,544	$(5,207,027)	$462,509

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(837,723)	$(337,594)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization and other	32,756	24,363
Stock based compensation	122,500	33,593
Recovery of inventory reserve	4,631	4,109
Allowance for bad debt	8,517	-
Changes in:
Accounts receivable	(34,360)	39,905
Due from factor	(52,627)	(65,335)
Inventory	(103,392)	(30,799)
Prepaid expenses and other current assets	(51,915)	9,530
Deferred finance fee	18,778	-
Accounts payable	39,223	(20,086)
Accrued expenses	40,042	(4,593)
Net cash used in operating activities	(813,570)	(346,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments in connection with reverse merger	(49,192)	-
Cash paid for purchase of property and equipment	(5,617)	(11,201)
Net cash used in investing activities	(54,809)	(11,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note payable	100,000	-
Proceeds from common stock sales	595,000	350,000
Net cash provided by financing activities	695,000	350,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,379)	(8,108)

CASH AND CASH EQUIVALENTS - BEGINNING	406,439	22,931
CASH AND CASH EQUIVALENTS - ENDING	$233,060	$14,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING ACTIVITIES:
Assumption of liabilities acquired in reverse merger	$10,115	$-
Conversion of convertible note into common stock	$500,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1 – Management’s Representation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Auri, Inc. and its wholly-owned subsidiary (collectively “we”, “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010 included in the Form 10-K filed with the SEC on April 14, 2011.

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

Wellstone Filter Sciences, Inc. acquired Auri Design Group, LLC by issuing 59,735,360 shares of common stock, constituting 68.3% of the outstanding shares after giving effect to their issuance and the cancellation of 65,735,360 shares (net) held by prior control persons of Wellstone Filter Sciences, Inc.  After the closing, there were 87,551,580 shares of common stock outstanding. On April 14, 2011, Wellstone Filter Sciences, Inc. changed its name to Auri, Inc.

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

At June 30, 2011, we had $233,060 in cash and cash equivalents.  We have expended substantial funds on product design and development and the launch of our products. As a result, we have historically experienced negative cash flows from operations since our inception and, unless we are able to generate sufficient revenues from product sales, we expect the negative cash flows from operations to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations, in March 2011, we commenced a private placement of units to accredited investors (each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share).  The units have been, and continue to be, offered at a price of $0.50 per unit.  As of June 30, 2011, we had raised a total of $595,000 from this private placement.

Note 4 – Short Term Notes Payable

In June 2011, the Company borrowed $100,000 under a promissory note agreement with an individual. The loan bears an interest at 4% per annum and is due in October, 2011.

Note 5 – Stockholders’ Equity

During the six months ended June 30, 2011, we received total proceeds of $595,000 from the sale of 1,190,000 units in a private placement. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share.  The warrants are exercisable for a period of two years.

On June 20, 2011, the Company issued 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock at $.50 per share in connection with the conversion of a $500,000 convertible, callable subordinated debenture by the holder of such debenture.  The warrant is exercisable for a period of two years.

The warrants, for the private placement units and the convertible debenture, were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.50-.74; warrant term of 2 years; expected volatility of 45.43% – 47.46%; and a discount rate of .38-.81%. The relative fair value of the stock and warrants were $878,670 and $216,330 respectively.

In April 2011, the Company issued 250,000 shares of common stock to an investor relations firm for services rendered. The shares were valued at $122,500 on the date of issuance. The $122,500 was recorded as additional equity with a corresponding charge to professional fees.

Note 6 – Related Party Transactions

On February 11, 2011, the Company borrowed $25,000 from a major shareholder pursuant to a note that bore interest at 10% per year and was secured by the assets of the company.  The due date of the note, which was originally March 10, 2011, was extended on March 31, 2011. The note was repaid in full in April 2011.

Note 7 – Subsequent Events

In connection with our private placement of units which commenced in March 2011, from July 1, 2011 to August 7, 2011, we issued a total of 450,000 units to accredited investors, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of 2 years. As a result, during this period we have raised a total of $225,000 in gross proceeds and issued a total of 450,000 shares of common stock and warrants to purchase another 450,000 shares of common stock. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.65-.67; warrant term of 2 years; expected volatility of 45.43%; and a discount rate of .33-.44%. The relative fair value of the stock and warrants were $200,882 and $24,118 respectively.

On July 1, 2011 the Company entered into a twelve month investor relations consulting agreement. The agreement provides for an escalating monthly fee over the life of the agreement ranging from $4,000-$7,500 per month. In addition to the monthly fee, the Company is required to issue 56,000 shares of common stock shortly after executing the agreement and an additional 68,000 shares of common stock six months after executing the agreement. The Company has the right to terminate the agreement at the end of the first six months. The Company issued the required 56,000 shares of common stock in July 2011.

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

Overview

We design and market Auri branded contemporary footwear for men and women in several unique styles. Our men’s line consists of both causal/sport shoes and fashion/dress shoes and an array of sandals, while our new women’s line, which debuted in February 2011, consists of an assortment of high-heel designs and flats. Our Fall 2011 women’s line will also include boots, wedges and platforms.  With respect to both our men’s and women’s lines, as discussed in greater detail below, our footwear is crafted with full grain and Italian leathers and hand burnished finishes, and incorporate the seamless fusion of next level technologies including active suspension systems, compression control and anti-fatigue, removable foot beds, Outlast® temperature regulating linings, Liquicell® ultra-thin liquid-filled interface technology, and encapsulated gel technologies, for what we believe is unparalleled performance and comfort. Our innovative design philosophy and solid business fundamentals earned Auri the #8 spot on Forbes Magazine’s 2009 “America’s Most Promising Companies” list and we were the only footwear, fashion or apparel brand to make the list.

The following table compares the unaudited condensed consolidated statements of operations for the three month periods ended June 30, 2011 and 2010.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Sales – net	$169,787	$221,380

Cost of goods sold	169,975	154,180

Gross profit	(188)	67,200

Selling, general and administrative expenses	483,628	194,108

Loss from operations	(483,816)	(126,908)

Other income (expenses)	(24,575)	(3,628)

Net loss	$(508,391)	$(130,536)

Net loss per share – Basic and diluted	$0.01	$0.00
Weighted average shares outstanding – Basic and diluted	88,711,360	53,476,364

RESULTS OF OPERATIONS
For The Three Months Ended June 30, 2011 Compared to June 30, 2010

Sales: For the three months ended June 30, 2011, our revenue was $169,787 compared to $221,380 for the same period in the prior year, a decrease of 23%. This decrease is primarily related to a decrease in our sales of men’s footwear, from $130,311 in 2010 to $106,206 in 2011, a $24,105 or 18% decrease.

Cost of goods sold: For the three months ended June 30, 2011, cost of goods sold was $169,975 compared to $154,180 for the three months ended June 30, 2010.

Gross profit: For the three months ended June 30, 2011 gross profit decreased by $(67,388) or 100% to $(188) for 2011, as compared to $67,200 in the same quarter of the prior year. The decrease is primarily related to a decrease in sales of men’s and women’s footwear and a decrease in men’s gross margin as a result of increased close out sales to reduce inventory levels. Gross margin decreased from 30% in the three months ended June 30, 2010 to 0% in the three months ended June 30, 2011.

Operating expense: Operating expenses consist of sales, marketing and general and administrative expenses. Operating expenses increased by $289,520, or 149%, from $194,108 for 2010 to $483,628 for 2011. A large portion of this increase, $122,500, was due to the issuance of shares of common stock for services rendered by the Company’s investor relation firm. The shares of common stock for this non-cash transaction were valued on the day of issuance of the shares. The remaining increase consists of additional costs incurred for accounting, legal, investor relations, as a result of becoming a public entity, and other operating expenses.

Loss from operations: Loss from operations for the three months ended June 30, 2011 was $(483,816), compared to a loss from operations of $(126,908) for the same period in 2010, an increase of $(356,908) or 281%.

Net loss: For the three months ended June 30, 2011, net loss was $(508,391), compared to a net loss of $(130,536) for the three months ended June 30, 2010. The increase in loss from operations is primarily due to our increased operating expenses during the current year period and a decrease in gross profit.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Sales – net	$473,824	$360,699

Cost of goods sold	383,029	251,750

Gross profit	90,795	108,949

Selling, general and administrative expenses	881,273	442,792

Loss from operations	(790,478)	(333,843)

Other income (expenses)	(47,245)	(3,751)

Net loss	$(837,723)	$(337,594)

Net loss per share – Basic and diluted	$0.01	$0.01
Weighted average shares outstanding – Basic and diluted	79,685,104	52,678,418

For The Six Months Ended June 30, 2011 Compared to June 30, 2010

Sales: For the six months ended June 30, 2011, our revenue was $473,824 compared to $360,699 for the same period in the prior year, an increase of 31%. This increase is primarily related to an increase in our sales of women’s footwear from $110,479 in 2010 to $234,306 in 2011, a $123,827 or 112% increase.

Cost of goods sold: For the six months ended June 30, 2011, cost of goods sold was $383,029 compared to $251,750 for the six months ended June 30, 2010.

Gross profit: For the six months ended June 30, 2011 gross profit decreased by $18,154 or 17% to $90,795 for 2011, as compared to $108,949 in the same period of the prior year.  Gross margin decreased from 30% in the six months ended June 30, 2010 to 19% in the six months ended June 30, 2011. The decrease is primarily related to a decrease in men’s gross margin as a result of increased close out sales to reduce inventory levels and increased distribution costs.

Operating expense: Operating expenses consist of sales, marketing and general and administrative expenses. Operating expenses increased by $438,481, or 99%, from $442,792 for 2010 to $881,273 for 2011. A large portion of this increase, $122,500, was due to the issuance of shares of common stock for services rendered by the Company’s investor relation firm. The shares of common stock for this non-cash transaction were valued on the day of issuance of the shares. The remaining increase consists of additional costs incurred for accounting, legal, and investor relations as a result of the merger, costs incurred as a new public entity, additional patent legal costs and other operating expenses.

 Loss from operations: Loss from operations for the six months ended June 30, 2011 was $(790,478), compared to a loss from operations of $(333,843) for the same period in 2010, an increase of $(456,635) or 137%.

Net loss: For the six months ended June 30, 2011, net loss was $(837,723), compared to a net loss of $(337,594) for the six months ended June 30, 2010. The increase in loss from operations is primarily due to our increased operating expenses during the current year period and a decreased gross profit.

LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents at the end of June 30, 2011 was $233,060. We had working capital of $537,946 and we had $133,333 long-term debt. In connection with our private placement of units, which commenced in March 2011, we have raised an aggregate of  $595,000, including $400,000 in the second quarter of 2011. We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will not meet all of our financial commitments and operating needs for the next twelve months unless we raise substantial additional proceeds from the private placement. See “Going Concern” at Note 3 to the unaudited condensed consolidated financial statements.

OPERATING ACTIVITIES
Cash used by operations was $813,570 for the six months ended June 30, 2011 compared to $346,907 for the six months ended June 30, 2010. Our primary source of negative operating cash flow for the six months ended June 30, 2011 was a net loss of $(837,723). Our investments in working capital increased during the six months ended June 30, 2011 primarily due to an increase in inventory and higher accounts receivable. The increase in inventory was the result of slower sales in the second quarter of 2011.

INVESTING ACTIVITIES
Net cash used in investing activities increased $43,608 from the second quarter of 2010.

FINANCING ACTIVITIES
During the six months ended June 30, 2011, net cash provided by financing activities was $695,000, which consisted of $595,000 proceeds from the sale of 1,190,000 shares of common stock and the issuance of a $100,000 short term note payable.

CONTRACTUAL OBLIGATIONS

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of June 30, 2011, aggregated by type:

		Payments Due By Period
	Total	<1 year	1-3 years
Note payable obligation	$50,000	$16,666	$33,334
Note payable obligation	150,000	50,000	100,000
Note payable obligation	100,000	100,000
Operating leases, net	8,400	8,400

Total contractual obligations	$308,400	$175,066	$133,334

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

At June 30, 2011, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at June 30, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2011 for the following reason.

Accounting professional standards require the Company’s auditing firm to provide the Board of Directors of the Audit Committee with certain information relating to the audit. The Company’s auditing firm issued a letter to the Audit Committee in which it proposed adjustments to the Company’s financial statements. The Company agreed to all the proposed adjustments and subsequently recorded such in the accounting records. The audited financial statements for the fiscal years ending December 31, 2010 and 2009 include these audit adjustments. In the judgment of the auditing firm the proposed adjustments could have a significant effect on the Company's financial reporting process. The Company has implemented policies and procedures to ensure compliance with GAAP accounting.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1A.	RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition.  There have been no material changes to such risk factors during the second quarter ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with our private placement of units, during the three months ended June 30, 2011, we issued 800,000 units to eight accredited investors, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share, for gross proceeds of $400,000.

In connection with our private placement of units, during the period July 1 through August 9, 2011, we issued 450,000 units to three accredited investors, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share, for gross proceeds of $225,000. The warrants are exercisable for a period of 2 years.

On June 20, 2011, the Company issued 1,000,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $.50 per share in connection with the conversion of a $500,000 Convertible, Callable Subordinated Debenture. The warrant is exercisable for a period of two years.

In April 2011, the Company issued 250,000 shares of common stock to an investor relations firm for services rendered.

In July 2011, the Company issued 56,000 shares of common stock to an investor relations firm for services rendered.

The sale and issuance of the units, the common stock, and the warrants was completed in accordance with the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS. (a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation
______________
*      Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURI, INC.

Date: August 11, 2011	By:	/s/ ORI ROSENBAUM
Ori Rosenbaum
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)