Form 10-Q
period 2011-09-30
AURI INC
filed 2011-11-14
CIK 1092802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(Registrant’s telephone number, including area code): (949) 793-4045

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

As of November 10, 2011, there were 91,047,580 shares of the Registrant's common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT

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

i

AURI, INC.

QUARTERLY REPORT

ON

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

AURI, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Cash and cash equivalents	$108,795	$406,439
Accounts receivable – net	177,228	104,355
Due from factor	29,881	15,796
Inventory – net	635,960	226,773
Prepaid expenses and other assets	72,872	116,320
Deferred finance fee – net	-	18,778
Total current assets	1,024,736	888,461
Property and equipment – net	92,159	85,035
TOTAL ASSETS	$1,116,895	$973,496

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$190,402	$85,337
Accrued liabilities	100,702	46,132
Short-term note payable	300,000	-
Short-term portion of long-term note payable	62,500	12,500
Short-term portion of long-term related party note payable	20,830	4,167
Short-term convertible note payable	-	500,000
Total current liabilities	674,434	648,136
Long-term note payable – net of short term portion	87,500	137,500
Long-term related party note payable – net of short term portion	29,170	45,833
TOTAL LIABILITIES	791,104	831,469
STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock – $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock – $0.001 par value; 300,000,000 shares authorized, 59,735,360 shares issued and outstanding at December 31, 2010 and 91,047,580 shares issued and outstanding at September 30, 2011	91,048	59,735
Additional paid in capital	5,995,019	4,451,596
Accumulated deficit	(5,760,276)	(4,369,304)
Total stockholders’ equity (deficit)	325,791	142,027
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,116,895	$973,496

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Sales – net	$287,453	$101,682	$761,277	$462,381
Cost of goods sold	260,778	99,572	643,806	351,960

Gross profit	26,675	2,110	117,471	110,421

Selling, general and administrative expenses	542,431	151,965	1,423,704	594,116

Loss from operations	(515,756)	(149,855)	(1,306,233)	(483,695)

Other income (expenses)	(37,496)	(2,713)	(84,739)	(6,462)

NET LOSS	$(553,252)	$(152,568)	$(1,390,972)	$(490,157)

Net loss per share – basic and diluted	$0.01	$0.00	$0.02	$0.01
Weighted average shares outstanding – basic and diluted	90,526,710	53,312,707	83,338,686	54,563,042

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM DECEMBER 31, 2010 THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Preferred Stock			Common Stock		Additional Paid In	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	---	$	---	59,735,360	$59,735	$4,451,596	$(4,369,304)	$142,027

Shares issued in reverse merger	---		---	27,816,220	27,817	(87,112)	---	(59,295)

Shares issued for cash	---		---	2,190,000	2,190	967,810	---	970,000

Shares issued for convertible note	---		---	1,000,000	1,000	499,000	---	500,000

Shares issued for service	---		---	306,000	306	163,725	---	164,031

Net loss			---	---	---	---	(1,390,972)	(1,390,972)

Balance, September 30, 2011	---	$	---	91,047,580	$91,048	$5,995,019	$(5,760,276)	$325,791

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,390,972)	$(490,157)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization and other	110,580	39,376
Stock based compensation	164,031	33,593
Recovery of inventory reserve	28,631	8,218
Allowance for bad debt	18,517	-
Changes in:
Accounts receivable	(91,390)	133,549
Due from factor	(14,085)	(92,303)
Inventory	(437,819)	38,111
Prepaid expenses and other current assets	674	(102,689)
Accounts payable	99,362	(21,080)
Accrued expenses	50,171	7,427
Net cash used in operating activities	(1,462,300)	(445,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments in connection with reverse merger	(49,192)	-
Cash paid for purchase of property and equipment	(56,152)	(25,660)
Net cash used in investing activities	(105,344)	(25,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note payable	300,000	50,000
Proceeds from common stock sales	970,000	406,250
Net cash provided by financing activities	1,270,000	456,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(297,644)	(15,365)
CASH AND CASH EQUIVALENTS - BEGINNING	406,439	22,931
CASH AND CASH EQUIVALENTS - ENDING	$108,795	$7,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$	$7,622
Cash paid for interest	$54,211	$7,186

NON-CASH INVESTING ACTIVITIES:
Assumption of liabilities acquired in reverse merger	$10,103	$-
Conversion of convertible note into common stock	$500,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

AURI, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011AND 2010

Note 1 – Management’s Representation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Auri, Inc., a Delaware corporation, and its wholly-owned subsidiary Auri Footwear, Inc., a California corporation (collectively “we”, “our” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of the results to be obtained for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K filed with the SEC on April 14, 2011

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2 – Organization and Summary of Significant Accounting Policies

The Company

Auri, Inc., a Delaware corporation, designs, develops, manufactures and sells men’s and women’s footwear. The Company utilizes unique technical materials and designs and incorporates those attributes with fashionable, contemporary styles. The Company’s footwear products are manufactured in China and sold primarily to retail outlets throughout the United States.

Reverse merger

On February 24, 2011, Wellstone Filter Sciences, Inc., a Delaware corporation, completed a merger and plan of reorganization pursuant to which it acquired Auri Design Group, LLC. The parties to the merger included Wellstone Filter Sciences, Inc, its principal stockholder, Auri Design Group, LLC, the members of Auri Design Group, LLC, and ADG Acquisition, Inc., a newly-formed California corporation and wholly-owned subsidiary of Wellstone Filter Sciences, Inc., into which Auri Design Group, LLC merged.

Wellstone Filter Sciences, Inc. acquired Auri Design Group, LLC by issuing 59,735,360 shares of common stock, constituting 68.3% of the outstanding shares after giving effect to their issuance and the cancellation of 65,735,360 shares (net) held by prior control persons of Wellstone Filter Sciences, Inc.  After the closing, there were 87,551,580 shares of common stock outstanding. On April 14, 2011, Wellstone Filter Sciences, Inc., which was incorporated on April 20, 1994, changed its name to Auri, Inc.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Auri, Inc. and its wholly owned subsidiary, Auri Footwear, Inc., a California corporation. All intercompany accounts and transactions have been eliminated.

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

At September 30, 2011, we had $108,795 in cash and cash equivalents. We have expended substantial funds on product design and development and the launch of our products. As a result, we have historically experienced negative cash flows from operations since our inception and, unless we are able to generate sufficient revenues from product sales, we expect the negative cash flows from operations to continue for the foreseeable future.

Therefore, our ability to continue our product development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

In March 2011, we commenced a private placement of units to accredited investors (each unit consisting of one share of common stock at $0.50 and one warrant to purchase one share of common stock at an exercise price of $1.00 per share). Effective August 29, 2011, the private placement memorandum was amended to revise the units being offered to accredited investors (each unit consisting of one share of common stock at $0.25 and one warrant to purchase one share of common stock at an exercise price of $0.75 per share).  As of September 30, 2011, we had raised a total of $970,000 from this private placement. The private placement was terminated in October 2011.

Note 4 – Short Term Notes Payable

On June 3, 2011, the Company borrowed $100,000 from an investor. The note bears interest at  4% per annum and was due and payable on October 3, 2011. The Company is currently in default under this note.

On August 18, 2011, the Company borrowed $200,000 from an investor. The note bears interest at 4% per annum and was due and payable on September 17, 2011. The note provides that if the principal and interest are not paid in full on September 17, 2011, the Company shall issue to the investor 100,000 common shares and an additional 100,000 shares each 30 days thereafter that the principal and interest is not paid in full. The Company is currently in default under this note.  As a result, as of September 30, 2011, the Company owed the investor 100,000 shares and as of November 10, 2011, the Company owed the investor an additional 100,000 shares.  The Company is in the process of issuing these shares to the investor.

Note 5 – Stockholders’ Equity

During the nine months ended September 30, 2011, the Company sold 2,190,000 common shares  and warrants to purchase another 2,190,000 shares of common stock to eighteen investors for an aggregate of $970,000. The warrants have two different exercise prices, 1,690,000 warrants have an exercise price of $1.00 per share and 500,000 warrants are at $0.75 per share. The warrants are exercisable for a period of two years.

On June 20, 2011, the Company issued 1,000,000 common shares and warrants to purchase an additional 1,000,000 shares at $0.50 per share in exchange for a $500,000 convertible, callable subordinated debenture.  The warrants are exercisable for a period of two years.

In April 2011, the Company issued 250,000 shares of common stock to an investor relations firm for services rendered. The shares were valued at $122,500 on the date of issuance. The $122,500 was recorded as additional equity with a corresponding charge to professional fees.

These warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.50-.74; warrant term of 2 years; expected volatility of 45.43% – 49.19%; and a discount rate of .19%-.81%. The relative fair value of the stock and warrants were $1,206,833 and $264,441 respectively.

On July 1, 2011 the Company entered into a twelve month investor relations consulting agreement. The agreement provides for an escalating monthly fee over the life of the agreement ranging from $4,000 - $7,500 per month. In addition to the monthly fee, the Company is required to issue 56,000 common shares shortly after executing the agreement and an additional 68,000 common shares six months after executing the agreement. The Company has the right to terminate the agreement at the end of the first six months. The Company issued the required 56,000 shares in July 2011. The shares were valued at $36,120 on the date of issuance and charged to professional fees expense.

Note 6 – Stock Options

On August 15, 2011, the Company adopted its 2011 Stock Incentive Plan (the “Plan”), the purpose of which is to promote the interests and long-term success of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the continued growth and profitability of the Company.  During the three months ended September 30, 2011, the Company granted options to purchase 250,000 common shares with an exercise price of $0.58 per share and exercisable until August 16, 2021 under the Plan. All 250,000 options vest on August 16, 2012.

These options have a remaining contract life of 9.88 years, vested August 16, 2012 and have a fair value of $43,285, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.92%, (2) expected term of 9.88 years, (3) expected volatility of 64.89% and (4) zero expected dividends.

Stock option expense for the nine months ended September 30, 2011 totaled $5,411. As of September 30, 2011, there was approximately $37,874 of unrecognized option expense which is expected to be recorded through August 2012.

Note 7 – Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 8 – Subsequent Events

On October 20, 2011, the Company borrowed $250,000 from an investor under a secured convertible promissory note.  The note is due on July 20, 2012 and is secured by substantially all of the Company’s assets. The note is convertible into common stock anytime after 180 days from the issuance of the note and is convertible at 61% of the fair market value of a common share. Fair market value is defined as the lesser of (i) the closing bid price of the Company’s common stock for the trading day immediately preceding the date of conversion, and (ii) the quotient of the sum of the volume weighted average price of the Company’s common stock for each of the five trading days immediately preceding the date of conversion divided by five.  In connection with the issuance of the note, the Company issued to the investor three-year warrants to purchase up to 1,025,000 shares at an exercise price of $0.35 per share.

The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.44; warrant term of 3 years; expected volatility of 69.10%; and a discount rate of .46%. The relative fair value of the warrants was $233,116.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to financial statements included elsewhere in this report.  This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industries within which we operate;

•	our business strategy for expanding, maintaining or contracting our presence in these markets;

•	anticipated trends in our financial condition and results of operations; and

•	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or elsewhere in this report, including in the “Risk Factors” section of this report, or referenced from time to time in our filings with the Securities Exchange Commission, or SEC, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We design and market Auri branded contemporary footwear for men and women in several unique styles. Our men’s line consists of both causal/sport shoes and fashion/dress shoes and an array of sandals, while our new women’s line, which debuted in February 2011, consists of an assortment of high-heel designs and flats. Our Fall 2011 women’s line will also include boots, wedges and platforms.  Our footwear is crafted with full grain and Italian leathers and hand burnished finishes, and incorporate the seamless fusion of next level technologies including active suspension systems, compression control and anti-fatigue, removable foot beds, Outlast® temperature regulating linings, Liquicell® ultra-thin liquid-filled interface technology, and encapsulated gel technologies, for what we believe is unparalleled performance and comfort. Our innovative design philosophy and solid business fundamentals earned Auri the No. 8 spot on Forbes Magazine’s 2009 list of “America’s Most Promising Companies” and we were the only footwear, fashion or apparel company to make the list.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table compares the unaudited condensed consolidated statements of operations for the three month periods ended September 30, 2011 and 2010. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Sales – net	$287,453	$101,682

Cost of goods sold	260,778	99,572

Gross profit	26,675	2,110

Selling, general and administrative expenses	542,431	151,965

Loss from operations	(515,756)	(149,885)

Other income (expenses)	(37,496)	(2,713)

Net loss	$(553,252)	$(152,568)

Net loss per share – Basic and diluted	$0.01	$0.00

Weighted average shares outstanding – Basic and diluted	90,526,710	54,563,042

Sales.  For the three months ended September 30, 2011, our revenue was $287,453 compared to $101,682 for the same period in the prior year, an increase of 182%. The men’s segment grew in door count over the previous year and our Fall 2011 men’s products were produced and delivered in August 2011, which was earlier than the delivery of our Fall 2010 line. As a result, more sales were generated earlier in the 2011 season as compared to the 2010 season. The significant growth in the women’s segment is directly attributable to a broader and more comprehensive collection of women’s footwear delivered in the third quarter of 2011 as compared to the third quarter of 2010. Core products such as ballerinas, wedges and the new fashion heel program have generated sales and provided growth in reorder business in the third quarter of 2011.

Cost of goods sold.  For the three months ended September 30, 2011, cost of goods sold was $260,778 compared to $99,572 for the three months ended September 30, 2010 an increase of $161,206, or 162%. This increase is primarily due to increased sales, warehouse, freight and duties costs.

Gross profit.  For the three months ended September 30, 2011, gross profit increased by $24,565 to $26,675, as compared to $2,110 in the same quarter of 2010. This increase is primarily related to an increase in sales of men’s and women’s footwear and an increase in gross margin in the men’s footwear segment which was partially offset by higher warehouse and duties costs. Gross margin as a percentage of net sales increased from 2% during the three months ended September 30, 2010 to 9% during the three months ended September 30, 2011.

Operating expenses.  Operating expenses consist of sales, marketing and general and administrative expenses. Operating expenses increased by $390,466, or 257%, from $151,965 for the three months ended September 30, 2010 to $542,431 for the three months ended September 30, 2011. A portion of this increase ($36,120) was due to the issuance of shares of common stock for services rendered by the Company’s investor relation firm. The shares of common stock for this non-cash transaction were valued on the day of issuance of the shares. The remaining increase consists of additional costs incurred for accounting, legal, investor relations, as a result of becoming a public company, sales commissions, marketing expenses and increased costs relating to product development.

Loss from operations.  Loss from operations for the three months ended September 30, 2011 was $515,756, compared to a loss from operations of $149,885 for the same period in 2010, an increase of $365,871, or 244%.

Net loss.  For the three months ended September 30, 2011, net loss was $553,252, compared to a net loss of $152,568 for the three months ended September 30, 2010. The increase in net loss is primarily due to our increased operating expenses during the current year period and a decrease in gross profit.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table compares the unaudited condensed consolidated statements of operations for the nine month periods ended September 30, 2011 and 2010. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Sales – net	$761,277	$462,381

Cost of goods sold	643,806	351,960

Gross profit	117,471	110,421

Selling, general and administrative expenses	1,423,704	594,116

Loss from operations	(1,306,233)	(483,695)

Other income (expenses)	(84,739)	(6,462)

Net loss	$(1,390,972)	$(490,157)

Net loss per share – Basic and diluted	$0.02	$0.01
Weighted average shares outstanding – Basic and diluted	83,338,686	54,563,042

Sales.  For the nine months ended September 30, 2011, our revenue was $761,277 compared to $462,381 for the same period in 2010, an increase of $298,896 or 65%. This increase is primarily related to an increase in our sales of women’s footwear from $130,570 in 2010 to $359,546 in 2011, a $228,976 or 175% increase. In 2011 the women’s brand delivered two complete seasonal collections as compared to one and one-half seasonal collections in 2010. The overall growth of the business has been with new doors at the department store and better boutique level. New offerings in the core of the collection provided the majority of additional and new business. Clearance of obsolete product also provide sales at a lower gross margin.

Cost of goods sold.  For the nine months ended September 30, 2011, cost of goods sold was $643,806 compared to $351,960 for the nine months ended September 30, 2010. The increase is primarily due to increased sales and warehousing, duties and shipping costs.

Gross profit.  For the nine months ended September 30, 2011 gross profit increased by $7,050 or 6% to $117,471, as compared to $110,421 in the same period in 2010.  Gross margin as a percentage of net sales decreased from 24% in the nine months ended September 30, 2010 to 15% in the nine months ended September 30, 2011. This decrease is primarily related to a decrease in men’s gross margin as a result of increased close out sales to reduce inventory levels and increased distribution costs during the 2011 period as compared to the 2010 period.

Operating expense.  Operating expenses consist of sales, marketing and general and administrative expenses. Operating expenses increased by $829,588, or 140%, from $594,116 during the nine months ended September 30, 2010 to $1,423,704 during the nine months ended September 30, 2011. A portion of this increase ($164,031,) was due to the issuance of shares of common stock for services rendered by the Company’s investor relation firms. The shares of common stock for this non-cash transaction were valued on the day of issuance of the shares. The remaining increase consists of additional costs incurred for accounting, legal, and investor relations as a result of the merger, costs incurred as a new public entity, additional patent legal costs, sales commissions, marketing expenses and increased costs relating to product development.

Loss from operations.  Loss from operations for the nine months ended September 30, 2011 was $1,306,233, compared to a loss from operations of $483,695 for the same period in 2010, an increase of $822,538, or 170%.

Net loss.  For the nine months ended September 30, 2011, we reported a net loss $1,390,972, compared to a net loss of $490,157 for the nine months ended September 30, 2010. This increase in net loss is primarily due to our increased operating expenses during the current year period and a decrease in gross profit.

Liquidity and Capital Resources

During the first nine months of 2011, we funded our operations from cash provided by operations, short-term notes payable and the issuance of units comprised of shares of our common stock and warrants to purchase shares of our common stock. Our cash and cash equivalents at the end of September 30, 2011 was $108,795. We had working capital of $350,301 and we had $116,670 long-term debt at September 30, 2011. In connection with our private placement of units, which commenced in March 2011, we have raised an aggregate of $970,000, including $375,000 in the third quarter of 2011. We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will not meet all of our financial commitments and operating needs for the next twelve months unless we raise substantial additional proceeds through one or more methods, including but not limited to, issuing additional equity or debt. See “Going Concern” at Note 3 to the unaudited condensed consolidated financial statements.

Our available capital resources at September 30, 2011 consisted primarily of approximately $108,795 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used by operations was $1,462,300 for the nine months ended September 30, 2011 compared to $445,957 for the nine months ended September 30, 2010. Our primary source of negative operating cash flow for the nine months ended September 30, 2011 was a net loss of $1,390,972 and increased inventory levels, $437,819. Our investments in working capital increased during the nine months ended September 30, 2011 primarily due to an increase in inventory and higher accounts receivable. The increase in inventory was the result of slower sales than anticipated in the third quarter of 2011 and a large receipt of inventory in September 2011.

Net cash used in investing activities increased $79,684 from the third quarter of 2010 and consisted of additional production tooling costs and costs incurred in connection with the reverse merger.

During the nine months ended September 30, 2011, net cash provided by financing activities was $1,270,000, which consisted of $970,00 in proceeds from the sale of shares of common stock and the issuance of two short-term notes payable for $300,000.

Subsequent to September 30, 2011, we raised $250,000 through the issuance of a secured convertible promissory note to one accredited investor.  The note is due and payable on July 20, 2012 and is secured by substantially all of our assets. The note is convertible into common stock anytime after 180 days from the issuance of the note and is convertible at a price equal to 61% of the fair market value of a share of common stock. Fair market value is defined in note to mean, on a given date, the lesser of (i) the closing bid price of the Company’s common stock for the trading day immediately preceding the date of conversion, and (ii) the quotient of (a) the sum of the volume weighted average price of the Company’s common stock for each of the five trading days immediately preceding the date of conversion, divided by five.  In connection with the issuance of the note, we issued to the investor a three-year warrant to purchase up to 1,025,000 shares of our common stock at an exercise price of $0.35 per share.

We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of September 30, 2011, aggregated by type:

		Payments Due By Period
	Total	<1 year	1-3 years

Note payable obligation	$50,000	$20,830	$29,170
Note payable obligation	150,000	62,500	87,500
Note payable obligation	100,000	100,000
Note payable obligation	200,000	200,000

Operating lease, net	26,400	26,400
Total contractual obligations	$526,400	$409,730	$116,670

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

Commitments. At September 30, 2011, we had no material capital commitments.

Impacts of New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1.A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factor below and the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 14, 2011, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 14, 2011, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs thereby adversely affecting our operations and the price of our common stock.

For the nine months ended September 30, 2011, we recorded a net loss of $1,390,972 and utilized cash in operations of $1,462,300.  Our capital requirements for the next 12 months will continue to be significant.  We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, our senior secured convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts and adversely affect the price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2011, we entered into agreements with six accredited investors for the sale by us of an aggregate of $375,000 of units comprised of an aggregate of 500,000 shares of common stock and warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share and units comprised of 500,000 shares of common stock and warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable for a period of two years.

On August 18, 2011, the Company issued a promissory note in the principal amount of $200,000 to one accredited investor. The note bears interest at a rate of 4% per annum and was due and payable on September 17, 2011. The note provides that if the principal and interest are not paid in full on September 17, 2011, the Company shall issue to the investor 100,000 shares of the Company’s common stock on September 17, 2011 and an additional 100,000 shares of common stock each 30 days thereafter that the principal and interest is not paid in full. The Company is currently in default under this note. As a result, as of September 30, 2011, the Company owed the investor 100,000 shares of common stock and as of November 10, 2011, the Company owed the investor an additional 100,000 shares of common stock. The Company is in the process of issuing these shares of common stock to the investor.

On July 1, 2011 the Company entered into a twelve month investor relations consulting agreement. Under the terms of this agreement the Company issued 56,000 shares of common stock to the investor relations firm on July 20, 2011. The shares were valued at $36,120 on the date of issuance. The $36,120 was recorded as additional equity with a corresponding charge to professional fees expense.

On August 15, 2011, the Company adopted the 2011 Stock Incentive Plan (the “Plan”), the purpose of which is to promote the interests and long-term success of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the continued growth and profitability of the Company.  During the three months ended September 30, 2011, the Company granted options to purchase 250,000 shares of common stock with an exercise price of $0.58 per share and exercisable until August 16, 2021 under the Plan. All 250,000 options vest on August 16, 2012.

The sale and issuance of the units, common stock, and warrants was completed in accordance with the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On June 3, 2011, the Company issued a promissory note in the principal amount of $100,000 to one accredited investor. The note bears an interest at a rate of 4% per annum and was due and payable on October 3, 2011. The Company is currently in default under this note.

On August 18, 2011, the Company issued a promissory note in the principal amount of $200,000 to one accredited investor. The note bears interest at a rate of 4% per annum and was due and payable on September 17, 2011. The note provides that if the principal and interest are not paid in full on September 17, 2011, the Company shall issue to the investor 100,000 shares of the Company’s common stock on September 17, 2011 and an additional 100,000 shares of restricted common stock each 30 days thereafter that the principal and interest is not paid in full. The Company is currently in default under this note.  As a result, as of September 30, 2011, the Company owed the investor 100,000 shares of common stock and as of November 10, 2011, the Company owed the investor an additional 100,000 shares of common stock.  The Company is in the process of issuing these shares of common stock to the investor.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.
(a)	Exhibits:
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *
	101.INS**	XBRL Instance
	101.SCH**	XBRL Taxonomy Extension Schema
	101.CAL**	XBRL Taxonomy Extension Calculation
	101.DEF**	XBRL Taxonomy Extension Definition
	101.LAB**	XBRL Taxonomy Extension Labels
	101.PRE**	XBRL Taxonomy Extension Presentation
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

AURI, INC.

Date: November 14, 2011	By:	/s/ ORI ROSENBAUM
Ori Rosenbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer)