Form 10-Q/A
period 2011-03-31
AURI INC
filed 2011-11-18
CIK 1092802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1
TO
FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-281617

AURI, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0619264 (I.R.S. Employer Identification No.)
1200 North Coast Highway, Laguna Beach, California (Address of principal executive offices)	92651 (Zip Code)

Registrant’s telephone number, including area code: (949) 793-4045

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                                                                               Accelerated Filer ☐

Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐                 Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 9, 2011, was 88,591,580.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend Item 6 of the initial filing by Auri, Inc., a Delaware corporation (the “Company”), of a Quarterly Report on Form 10-Q for March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on May 13, 2011 (the “Initial Filing”).  Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.  Item 6 of the Initial Filing is amended to include references to the Merger Agreement (Item 2.1) and Escrow Agreement (Item 10.1).

Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing.  Unless otherwise specifically stated, the disclosures provided in this document speak as of the date of the Initial Filing and have not been updated for more current information.

This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.  For updated disclosure regarding the Company’s business and financial condition, please read the Company’s periodic filings for the fiscal year ended December 31, 2010 and the quarterly period ended September 30, 2011.

ITEM 6. Exhibits

Exhibit Number	Description
2.1
Merger Agreement and Plan of Reorganization dated as of February 14, 2011 by and among Wellstone Filter Sciences, Inc., ADG Acquisition, Inc., Learned J. Hand, Auri Design Group LLC and the members of Auri Design Group LLC. (1)

10.1
Escrow Agreement dated as of February 14, 2011 by and among Wellstone Filter Sciences, Inc., Learned Jeremiah Hand, Cerami Consulting Corp., Carla Hand, Herrington Management, Inc., Advanced Multilevel Concepts, Inc. and Corporate Stock Transfer, Inc. (2)

31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
_________________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.
(2)	Filed as an exhibit to the Registrant’s Amendment No. 2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November, 2011.

AURI, INC.

By:	/s/ ORI ROSENBAUM
Ori Rosenbaum,
President and Chief Executive Officer (principal
executive officer)

AURI, INC.
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4